Form 10-Q
period 2024-03-31
Ark 21Shares Bitcoin ETF
filed 2024-05-13
CIK 1869699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the period ended March 31, 2024.

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from             to            .

Commission File Number: 001-41910

ARK 21Shares Bitcoin ETF

(Exact name of registrant as specified in its charter)

Delaware	87-6497023
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

21Shares US LLC

477 Madison Avenue, 6th Floor

New York, New York 10022

(646) 370-6016

(Address, including zip code, and telephone number, including area code, of registrant’s primary executive offices)

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Shares of Beneficial Interest of ARK 21Shares Bitcoin ETF	ARKB	Cboe BZX Exchange, Inc.

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

The registrant had 41,785,000 outstanding shares as of May 3, 2024.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This interim report on Form 10-Q includes “forward-looking statements” that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets and indexes that track such movements, the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor and the Sub-Adviser have made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances.

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

ARK 21Shares Bitcoin ETF

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ARK 21SHARES BITCOIN ETF

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per Share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Investment in bitcoin, at fair value (cost $2,315,409)	$3,160,732	$-
Cash	-	-	[1]
Capital shares receivable	27,610	-
Total assets	3,188,342	-	[1]

Liabilities
Bitcoin purchased payable	27,610	$-
Sponsor’s fee payable	628	-
Other payable	71	-
Total liabilities	28,309	-
Net assets	$3,160,033	$-	[1]

Net assets consist of
Paid-in-capital	$2,315,423	$-	[1]
Accumulated earnings (loss)	844,610	-
	$3,160,033	$-	[1]

Shares issued and outstanding, no par value, unlimited amount authorized	44,670,000	2
Net asset value per share	$70.74	$50.00

[1]	Amount rounds to less than $1,000. See Note 1 to the Unaudited Notes to Financial Statements.

The accompanying notes are an integral part of the Financial Statements.

ARK 21SHARES BITCOIN ETF

SCHEDULE OF INVESTMENT

(Amounts in thousands, except Quantity of bitcoin and percentages)

March 31, 2024* (Unaudited)

	Quantity of bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	44,667.3165	$2,315,409	$3,160,732	100.02%
Total investments	44,667.3165	$2,315,409	$3,160,732	100.02%
Liabilities in excess of other assets			(699)	(0.02)%
Net assets			$3,160,033	100.00%

*	No comparative schedule has been provided as the Trust did not hold any bitcoin as of December 31, 2023.

The accompanying notes are an integral part of the Financial Statements.

ARK 21SHARES BITCOIN ETF

STATEMENT OF OPERATIONS

(Amounts in thousands)

For the three months ended March 31, 2024*
(Unaudited)
Expenses
Sponsor’s fee	$721
Total expenses	721
Less waiver and reimbursement	(93)
Net expenses	628
Net investment loss	(628)

Realized and unrealized gain (loss)
Net realized loss on investment in bitcoin	(85)
Net change in unrealized appreciation on investment in bitcoin	845,323
Net realized and unrealized gain	845,238
Net increase in net assets resulting from operations	$844,610

*	No comparative statement has been provided as this is the first fiscal year of the Trust’s operations.

The accompanying notes are an integral part of the Financial Statements.

ARK 21SHARES BITCOIN ETF

STATEMENT OF CHANGES IN NET ASSETS

(Amounts in thousands, except change in Shares issued and redeemed)

For the three months ended March 31, 2024*
(Unaudited)

Net assets, beginning of period	$- [1]
Contributions for Shares issued	2,315,842
Distributions for Shares redeemed	(419)
Net investment loss	(628)
Net realized loss on investment in bitcoin	(85)
Net change in unrealized appreciation on investment in bitcoin	845,323
Net assets, end of period	$3,160,033

Shares issued and redeemed
Shares issued	44,680,000
Shares redeemed	(10,002)
Net increase in Shares issued	44,669,998

*	No comparative statement has been provided as this is the first fiscal year of the Trust’s operations.

1	Amount rounds to less than $1,000. See Note 1 to the Unaudited Notes to Financial Statements.

The accompanying notes are an integral part of the Financial Statements.

ARK 21Shares Bitcoin ETF

Notes to Financial Statements (Unaudited)

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

The Trust is an exchange-traded fund (“ETF”) that issues units of beneficial interest (the “Shares”) representing fractional undivided beneficial interests in its net assets that trade on the Cboe BZX Exchange, Inc. (the “Exchange”). The Shares were listed for trading on the Exchange on January 11, 2024, under the ticker symbol “ARKB”.

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

On December 12, 2023, the Sponsor, in its capacity as Seed Capital Investor, subject to conditions, purchased the initial Seed Creation Baskets comprising 2 Shares at a per-Share price of $50.00, as described in “Seed Capital Investor.” Total proceeds to the Trust from the sale of these Seed Creation Baskets were $100. Delivery of the Seed Creation Baskets was made on December 12, 2023. These Seed Creation Baskets were redeemed for cash on or about January 5, 2024.

On January 9, 2024 (the “Seed Capital Purchase Date”), the Seed Capital Investor purchased Seed Creation Baskets comprising 10,000 Shares (the “Initial Seed Creation Baskets”) at a per-share price of $46.88. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $468,806.44. On January 9, 2024, the Trust purchased 10 bitcoins with the proceeds of the Seed Creation Baskets by transacting with a Bitcoin Counterparty to acquire bitcoin on behalf of the Trust in exchange for cash provided by the Sponsor in its capacity as Seed Capital Investor. These Seed Creation Baskets were redeemed for cash on or about January 19, 2024.

The statement of assets and liabilities and schedule of investments on March 31, 2024, and the statements of operations and changes in net assets for the three months ended March 31, 2024, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three months ended March 31, 2024, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

The fiscal year of the Trust is December 31st.

2. Significant Accounting Policies

Basis of Accounting

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”).

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

The preparation of the financial statements in conformity with US GAAP requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from such estimates as additional information becomes available or actual amounts may become determinable. Should actual results differ from those previously recognized, the recorded estimates will be revised accordingly with the impact reflected in the operating results of the Trust in the reporting period in which they become known.

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

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Assets
Investment in bitcoin	$3,160,732	$3,160,732	$–	$–

*	No comparative schedule has been provided as this the Trust did not hold any bitcoin as of December 31, 2023.

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

Federal Income Taxes

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. Although not free from doubt due to the lack of directly governing authority, if the Trust operates as expected, the Trust should be classified as a “grantor trust” for U.S. federal income tax purposes and the Trust itself should not be subject to U.S. federal income tax. Each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Shares. If the Trust sells bitcoin (for example, to pay fees or expenses), such a sale is a taxable event to Shareholders. Upon a Shareholder’s sale of its Shares, the Shareholder will be treated as having sold the pro rata share of the bitcoin held in the Trust at the time of the sale and may recognize gain or loss on such sale. The Sponsor has reviewed the tax positions as of March 31, 2024, and has determined that no provision for income tax is required in the Trust’s financial statements.

Recently Issued Accounting Pronouncement

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 is effective for annual and interim reporting periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. The Trust adopted this new guidance with no material impact on its financial statements and disclosures as the Trust uses fair value as its method of accounting for bitcoin in accordance with its classification as an investment company for accounting purposes.

3. Fair Value of Bitcoin

The following represents the changes in quantity of bitcoin and the respective fair value on March 31, 2024*:

(Amounts in thousands, except Quantity of bitcoin)	Quantity of bitcoin	Fair Value
Beginning balance as of January 1, 2024	–	$–
Bitcoin purchased	44,677.3165	2,315,842
Bitcoin sold	(10.0000)	(419)
Net realized loss on investment in bitcoin	–	(14)
Change in unrealized appreciation (depreciation) on investment in bitcoin	–	845,323
Ending balance as of March 31, 2024*	44,667.3165	$3,160,732

*	No comparative table has been provided as this is the first fiscal year of the Trust’s operations.

4. Trust Expenses

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

5. Creation and Redemption of Shares

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

6. Related Parties

The Sponsor is a related party to the Trust. The Trust’s operations are supported by its Sponsor, who is in turn supported by its parent company and affiliated companies and external service providers.

As of March 31, 2024, the Sponsor owned zero Shares of the Trust.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

7. Financial Highlights*

Per Share Performance (for a Share outstanding throughout the period presented)

For the three months ended
March 31, 2024*
Net asset value per Share, beginning of period	$50.00
Net investment loss on investment in bitcoin[1]	(0.02)
Net realized and unrealized gain on investment in bitcoin	20.76
Net change in net assets from operations	20.74
Net asset value per Share, end of period	$70.74

Total return, at net asset value[2]	41.48%

Ratios to average net assets[3]
Net investment loss	(0.18)%
Gross Expenses	0.21%
Net Expenses	0.18%

*	No comparative financial statements have been provided as this is the first fiscal year of the Trust’s operations.
1	Calculated using average Shares outstanding.
2	Total return is calculated based on the change in value during the period and is not annualized. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Trust.
3	Annualized.

8. Commitments and Contingent Liabilities

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

9. Indemnification

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

10. Subsequent Events

The Trust has evaluated subsequent events and transactions for potential recognition or disclosure through the date the financial statements were issued and has determined that there are no material events that would require disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Form 10-Q. This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future, the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Trust performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

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

On December 12, 2023, the Sponsor, in its capacity as Seed Capital Investor, subject to conditions, purchased the initial Seed Creation Baskets comprising 2 Shares at a per-Share price of $50.00, as described in “Seed Capital Investor.” Total proceeds to the Trust from the sale of these Seed Creation Baskets were $100. Delivery of the Seed Creation Baskets was made on December 12, 2023. These Seed Creation Baskets were redeemed for cash on or about January 5, 2024.

On January 9, 2024 (the “Seed Capital Purchase Date”), the Seed Capital Investor purchased Seed Creation Baskets comprising 10,000 Shares (the “Initial Seed Creation Baskets”) at a per-share price of $46.88. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $468,806.44. On January 9, 2024, the Trust purchased 10 bitcoins with the proceeds of the Seed Creation Baskets by transacting with a Bitcoin Counterparty to acquire bitcoin on behalf of the Trust in exchange for cash provided by the Sponsor in its capacity as Seed Capital Investor. These Seed Creation Baskets were redeemed for cash on or about January 19, 2024.

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

Results of Operations

As of March 31, 2024*, the Trust had a net closing balance of 44,667.3165 bitcoins with a value of $3,160,731,678, based on the Index Price of $70,761.62 on March 31, 2024 (CME CF Bitcoin Reference Rate – New York Variant, non-GAAP methodology). As of March 31, 2024, the total fair value of the Trust’s bitcoin was $3,160,731,678, based on the price of a bitcoin in the principal market (Coinbase) of $70,761.62 on March 31, 2024.

For the three months ended March 31, 2024*

Net realized and unrealized gain on investment in bitcoin for the three months ended March 31, 2024, was $845,237,003 which includes a realized loss of $(85,284) on the sale of bitcoins associated with the disposition of the initial seed creation shares, a loss for the removal of bitcoin mark-to-market from the daily Sponsor’s Fee accrual, and a net change in unrealized appreciation on investment in bitcoin of $845,322,287. Net realized and unrealized gain on investment in bitcoin for the period was driven by bitcoin price appreciation from $46,666.89 per Bitcoin as of January 11, 2024, to $70,761.62 per bitcoin as of March 31, 2024. Net increase in net assets resulting from operations was $844,609,344 for the three months ended March 31, 2024, which consisted of the net realized and unrealized gain on investment in bitcoin, less the Sponsor’s Fee of $627,659.

*	No comparative period has been provided as this is the first fiscal year of the Trust’s operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of March 31, 2024, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed on March 26, 2024, for the period ended December 31, 2023, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2023 Annual Report on Form 10-K.

The risks described in our Annual Report on Form 10-K are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Trust redeemed 2 Creation Units (comprising 10,002 Shares) during the quarter ended March 31, 2024. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share	Maximum number of shares that may be purchased
January 1, 2024 - January 31, 2024	10,002	$41.90	N/A
February 1, 2024 – February 29, 2024	-	$-	N/A
March 1, 2024 - March 31, 2024	-	$-	N/A

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended March 31, 2024.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARK 21Shares Bitcoin ETF (Registrant)

By:	21Shares US LLC, its Sponsor

By:	/s/ Hany Rashwan
Hany Rashwan
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2024

By:	/s/ Ophelia Snyder
Ophelia Snyder
Principal Financial Officer and Principal Accounting Officer

Date: May 13, 2024