Form 10-Q
period 2024-06-30
Ark 21Shares Bitcoin ETF
filed 2024-08-09
CIK 1869699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to____________

Commission File Number 001-41910

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

The registrant had 48,705,000 outstanding shares as of August 2, 2024.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ARK 21SHARES BITCOIN ETF

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per Share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investment in bitcoin, at fair value (cost $ 2,548,333, and $ –, respectively)	$2,850,345	$–
Cash	–	–	[1]
Bitcoin sold receivable	2,411	–
Capital shares receivable	45,211	–
Total assets	2,897,967	–	[1]

Liabilities
Bitcoin purchased payable	$45,211	$–
Capital shares payable	2,411	–
Sponsor’s fee payable	770	–
Total liabilities	48,392	–
Net assets	$2,849,575	$–	[1]

Net assets consist of
Paid-in-capital	$2,414,179	$–	[1]
Accumulated earnings (loss)	435,396	–
	$2,849,575	$–	[1]

Shares issued and outstanding, no par value, unlimited amount authorized	46,050,000	2
Net asset value per share	$61.88	$50.00

[1]	Amount rounds to less than $1,000. See Note 1 to the Unaudited Notes to Financial Statements.

The accompanying notes are an integral part of the Financial Statements.

ARK 21SHARES BITCOIN ETF

SCHEDULE OF INVESTMENT

(Amounts in thousands, except Quantity of bitcoin and percentages)

June 30, 2024* (Unaudited)

	Quantity of bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	46,025.7971	$2,548,333	$2,850,345	100 .03%
Total investments	46,025.7971	$2,548,333	$2,850,345	100 .03%
Liabilities in excess of other assets			(770)	(0 .03)%
Net assets			$2,849,575	100.00%

*	No comparative schedule has been provided as the Trust did not hold any bitcoin as of December 31, 2023.

The accompanying notes are an integral part of the Financial Statements.

ARK 21SHARES BITCOIN ETF

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	For the three months ended June 30, 2024*	For the six months ended June 30, 2024*
	(Unaudited)	(Unaudited)
Expenses
Sponsor’s fee	$1,555	$2,276
Total expenses	1,555	2,276
Less waiver and reimbursement	–	(93)
Net expenses	1,555	2,183
Net investment loss	(1,555)	(2,183)

Realized and change in unrealized gain (loss)
Net realized gain on investment in bitcoin sold to pay Sponsor’s fee	327	327
Net realized gain on investment in bitcoin sold for redemptions	135,325	135,240
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(543,311)	302,012
Net realized and change in unrealized gain (loss)	(407,659)	437,579
Net increase (decrease) in net assets resulting from operations	$(409,214)	$435,396

*	No prior year comparative statement has been provided as this is the first fiscal year of the Trust’s operations.

The accompanying notes are an integral part of the Financial Statements.

ARK 21SHARES BITCOIN ETF

STATEMENTS OF CHANGES IN NET ASSETS

(Amounts in thousands, except change in Shares issued and redeemed)

	For the three months ended June 30, 2024*	For the six months ended June 30, 2024*
	(Unaudited)	(Unaudited)

Net assets, beginning of period	$3,160,033	$- [1]
Contributions for Shares issued	875,834	3,191,676
Distributions for Shares redeemed	(777,078)	(777,497)
Net investment loss	(1,555)	(2,183)
Net realized gain on investment in bitcoin sold to pay Sponsor’s fee	327	327
Net realized gain on investment in bitcoin sold for redemptions	135,325	135,240
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(543,311)	302,012
Net assets, end of period	$2,849,575	$2,849,575

Shares issued and redeemed
Shares issued	13,310,000	57,990,000
Shares redeemed	(11,930,000)	(11,940,000)
Net increase in Shares issued	1,380,000	46,050,000

*	No prior year comparative statement has been provided as this is the first fiscal year of the Trust’s operations.
1	Amount rounds to less than $1,000. See Note 1 to the Unaudited Notes to Financial Statements.

The accompanying notes are an integral part of the Financial Statements.

ARK 21Shares Bitcoin ETF

Notes to Financial Statements (Unaudited)

1.	Organization

The ARK 21Shares Bitcoin ETF (the “Trust”) is a Delaware statutory trust, formed on June 22, 2021, pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust operates pursuant to an Amended and Restated Trust Agreement (the “Trust Agreement”). Delaware Trust Company, a Delaware trust company, is the trustee of the Trust (the “Trustee”). The Trust is managed and controlled by 21Shares US LLC (the “Sponsor”). The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of Jura Pentium Inc., whose ultimate parent company is 21co Holdings Limited (formerly known as Amun Holdings Limited). Coinbase Custody Trust Company, LLC (“Coinbase Custody”) (the “Custodian”) is the custodian for the Trust and will hold all of the Trust’s bitcoin on the Trust’s behalf. The transfer agent (the “Transfer Agent”) and the administrator for the Trust (the “Administrator”) is Bank of New York Mellon.

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

The statements of assets and liabilities and schedule of investments on June 30, 2024, and the statements of operations and changes in net assets for the three and six months ended June 30, 2024, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three and six months ended June 30, 2024, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

The Trust identifies and determines the bitcoin principal market (or in the absence of a principal market, the most advantageous market) for GAAP purposes consistent with the application of the fair value measurement framework in FASB ASC 820. A principal market is the market with the greatest volume and activity level for the asset or liability. The determination of the principal market will be based on the market with the greatest volume and level of activity that can be accessed. The Trust obtains relevant volume and level of activity information and based on initial analysis will select an exchange market as the Trust’s principal market. The net asset value (“NAV”) and NAV per Share will be calculated using the fair value of bitcoin based on the price provided by this exchange market, as of 4:00 p.m. ET on the measurement date for GAAP purposes. The Trust will update its principal market analysis periodically and as needed to the extent that events have occurred, or activities have changed in a manner that could change the Trust’s determination of the principal market.

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

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2024
Assets
Investment in bitcoin	$2,850,345	$2,850,345	$–	$–

*	No comparative schedule has been provided as the Trust did not hold any bitcoin as of December 31, 2023.

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

 Calculation of Net Asset Value (NAV) and NAV per Share

On each day other than a Saturday or Sunday, or a day on which Cboe BZX Exchange is closed for regular trading (a “Business Day”), as soon as practicable after 4:00 p.m. (Eastern Time), the net asset value of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the fair value of the bitcoin and other assets held by the Trust. The Trustee computes the net asset value per Share by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

Federal Income Taxes

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. Although not free from doubt due to the lack of directly governing authority, if the Trust operates as expected, the Trust should be classified as a “grantor trust” for U.S. federal income tax purposes and the Trust itself should not be subject to U.S. federal income tax. Each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Shares. If the Trust sells bitcoin (for example, to pay fees or expenses), such a sale is a taxable event to Shareholders. Upon a Shareholder’s sale of its Shares, the Shareholder will be treated as having sold the pro rata share of the bitcoin held in the Trust at the time of the sale and may recognize gain or loss on such sale. The Sponsor has reviewed the tax positions as of June 30, 2024, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

3.	Fair Value of Bitcoin

The following represents the changes in quantity of bitcoin and the respective fair value on June 30, 2024 *:

(Amounts in thousands, except Quantity of bitcoin)	Quantity of bitcoin	Fair Value
Beginning balance as of January 1, 2024	–	$–
Bitcoin purchased	57,979.9144	3,191,635
Bitcoin sold	(11,933.3010)	(778,869)
Net realized gain on investment in bitcoin sold to pay Sponsor’s fee	(20.8163)	327
Net realized gain on investment in bitcoin sold for redemptions	–	135,240
Change in unrealized appreciation on investment in bitcoin	–	302,012
Ending balance as of June 30, 2024*	46,025.7971	$2,850,345

*	No prior year comparative period presented as this is the first fiscal year of the Trust’s operations.

4.	Expenses

The Trust pays the unitary Sponsor Fee of 0.21% of the Trust’s bitcoin holdings. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor agreed to waive the entire Sponsor Fee for (i) a six-month period which commenced on January 11, 2024 (the day the Trust's Shares were initially listed on the Exchange), or (ii) the first $1 billion of Trust assets, whichever came first. The Trust assets exceeded $1 billion prior to the end of the six month period, at which time the waiver period ended.

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

	Three Months Ended June 30, 2024*	Six Months Ended June 30, 2024*
Activity in Capital Transactions Issued and Redeemed:
Shares issued	13,310,000	57,990,000
Shares redeemed	(11,930,000)	(11,940,000)
Net Change in Capital Transactions Issued and Redeemed	1,380,000	46,050,000

(Amounts in thousands)	Three Months Ended June 30, 2024*	Six Months Ended June 30, 2024*
Activity in Capital Transactions Issued and Redeemed:
Shares issued	875,834	3,191,676
Shares redeemed	(777,078)	(777,497)
Net Change in Capital Transactions Issued and Redeemed	98,756	2,414,179

*	No prior year comparative table has been provided as this is the first fiscal year of the Trust’s operations.

Bitcoin purchased payable represents the quantity of bitcoin purchased for the creation of Shares where the bitcoin has not yet settled. Generally, bitcoin is transferred within two business days of the trade date.

June 30,
(Amounts in thousands)	2024*
Bitcoin purchased payable	$45,211

*	No prior year comparative table has been provided as this is the first fiscal year of the Trust’s operations.

Bitcoin sold receivable represents the quantity of bitcoin sold for the redemption of Shares where the bitcoin has not yet been settled. Generally, bitcoin is transferred within two business days of the trade date.

June 30,
(Amounts in thousands)	2024*
Bitcoin sold receivable	$2,411

*	No prior year comparative table has been provided as this is the first fiscal year of the Trust’s operations.

6.	Related Parties

The Sponsor is a related party to the Trust. The Trust’s operations are supported by its Sponsor, who is in turn supported by its parent company and affiliated companies and external service providers.

As of June 30, 2024, the Sponsor owned zero Shares of the Trust.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

7.	Financial Highlights*

Per Share Performance (for a Share outstanding throughout the periods presented)

	For the three months ended June 30, 2024*	For the six months ended June 30, 2024*
	(Unaudited)	(Unaudited)

Net asset value per Share, beginning of period	$70.74	$50.00
Net investment loss on investment in bitcoin(1)	(0.03)	(0.06)
Net realized and change in unrealized gain (loss) on investment in bitcoin	(8.83)	11.94
Net change in net assets from operations	(8.86)	11.88
Net asset value per Share, end of period	$61.88	$61.88

Total return, at net asset value(2)	(12.52)%	23.76%

Ratio to average net assets(3)
Net investment loss	(0.21)%	(0.19)%
Gross expenses	0.21%	0.20%
Net expenses	0.21%	0.19%

*	No prior year comparative financial statements have been provided as this is the first fiscal year of the Trust’s operations.
1	Calculated using average Shares outstanding.
2	Total return is calculated based on the change in value during the period and is not annualized. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Trust.
3	Annualized.

8.	Commitments and Contingent Liabilities

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

Organization and Trust Overview

The ARK 21Shares Bitcoin ETF (the “Trust”) is a Delaware statutory trust, formed on June 22, 2021, pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust operates pursuant to an Amended and Restated Trust Agreement (the “Trust Agreement”). The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The Trust is managed and controlled by 21Shares US LLC (the “Sponsor”). The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of Jura Pentium Inc., whose ultimate parent company is 21co Holdings Limited (formerly known as Amun Holdings Limited). The Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Trust, or a commodity trading advisor with respect to the Trust. The Trust is an exchange-traded fund (“ETF”) that issues units of beneficial interest (the “Shares”) representing fractional undivided beneficial interests in its net assets that trade on the Cboe BZX Exchange, Inc. (the “Exchange”). The Shares are listed for trading on the Exchange under a ticker symbol “ARKB”.

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

The Trust pays the unitary Sponsor Fee of 0.21% of the Trust’s bitcoin holdings. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor agreed to waive the entire Sponsor Fee for (i) a six-month period which commenced on January 11, 2024 (the day the Trust's Shares were initially listed on the Exchange), or (ii) the first $1 billion of Trust assets, whichever came first. The Trust assets exceeded $1 billion prior to the end of the six month period, at which time the waiver period ended.

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

The Trust utilizes an exchange traded price from the Trust's principal market for bitcoin as of 4:00 p.m. ET on the Trust's financial statement measurement date.

Results of Operations

For the Three Months ending on June 30, 2024*

The Trust’s net asset value decreased from $3,160,033,182 on March 31, 2024 to $2,849,574,261 on June 30, 2024. The decrease in the Trust’s net asset value resulted primarily from a decrease in bitcoin price of 12.48% (from $70,761.62 per bitcoin as of March 31, 2024 to $61,929.29 per bitcoin as of June 30, 2024) and an increase of number of shares outstanding from 44,670,000 on March 31 2024 to 46,500,000 on June 30, 2024.

The Trust’s net decrease in net assets resulting from operations for the quarter ended June 30, 2024 was $(409,214,298). This number is largely the result of a change in unrealized depreciation on investment in bitcoin of $(543,310,275), which was partially offset by a realized gain of $327,388 on the sale of bitcoin for purposes of distributing to the Sponsor as the Sponsor’s fee and, net realized gain on investment in bitcoin sold for redemptions of $135,324,029. The Trust expenses for the quarter were $1,555,440, relating to the Sponsor's fees.

For the Six Months ending June 30, 2024*

The Trust’s net asset value increased from $100 on December 31, 2023 to $2,849,574,261 on June 30, 2024. The increase in the Trust’s net asset value resulted primarily from an increase in the price of bitcoin of 32.70% (from $46,666.89 per bitcoin on January 11, 2024 to $61,929.29 per bitcoin on June 30, 2024) and a net increase in the number of shares outstanding of 46,049,998 from December 31, 2023 to June 30, 2024.

The Trust’s net increase in net assets resulting from operations for the six months ended June 30, 2024 was $435,395,046. This was the result of a change in unrealized depreciation on investment in bitcoin of $302,012,012, a net realized gain of $327,388 on the sale of bitcoins for purposes of distributing to the Sponsor as the Sponsor’s fee, and net realized gain on investment in bitcoin sold for redemptions of $135,238,745. The Trust expenses for the six month period were $2,183,099, relating to the Sponsor’s fees.

*	No prior year comparative period has been provided as this is the first year of the Trust’s operations.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Trust’s only ordinary recurring expense is the fee paid to the Sponsor at an annual rate of 0.21% of the daily net asset value of the Trust. The Sponsor agreed to waive the entire Sponsor Fee for (i) a six-month period which commenced on January 11, 2024 (the day the Trust's Shares were initially listed on the Exchange), or (ii) the first $1 billion of Trust assets, whichever came first. The Trust assets exceeded $1 billion prior to the end of the six month period, at which time the waiver period ended. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Trust, including but not limited to the following: fees charged by the Sub-Adviser, Administrator, the Custodians, Transfer Agent and the Trustee, the Marketing Fee, Cboe BZX Exchange listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, website fees, tax reporting fees, audit fees, license fees and expenses, up to $100,000 per annum in ordinary legal fees and expenses. The Sponsor bears expenses in connection with the Trust’s organization and initial offering costs.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of June 30, 2024, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed on March 26, 2024, for the period ended December 31, 2023, which could materially affect our business, financial condition or future results. Other than as described herein, there have been no material changes in our risk factors from those disclosed in our 2023 Annual Report on Form 10-K.

The risks described in our Annual Report on Form 10-K are not the only risks facing the Trust. You should also consider any risks and uncertainties described under the caption “Risk Factors” in any applicable prospectus, prospectus supplement, registration statement or other document that we file with the SEC before or after the date of this prospectus that is incorporated by reference herein. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Limits on bitcoin supply.

Under the source code that governs the Bitcoin network, the supply of new bitcoin is mathematically controlled so that the number of bitcoin grows at a limited rate pursuant to a pre-set schedule. The number of bitcoin awarded for solving a new block is automatically halved after every 210,000 blocks are added to the Bitcoin blockchain, approximately every 4 years. Currently, the fixed reward for solving a new block is 3.125 bitcoin per block. This deliberately controlled rate of bitcoin creation means that the number of bitcoin in existence will increase at a controlled rate until the number of bitcoin in existence reaches the pre-determined 21 million bitcoin. However, the 21 million supply cap could be changed in a hard fork. As of November 2023, approximately 19 million bitcoin were outstanding and the date when the 21 million Bitcoin limitation will be reached is estimated to be the year 2140.

The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including bitcoin, over the course of 2021, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for bitcoin. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout bitcoin’s history, including in 2011, 2013-2014, and 2017-2018, before repeating again in 2021-2022. Over the course of 2023-2024, bitcoin prices continued to exhibit extreme volatility.

Extreme volatility may persist, and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset exchanges by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned, and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO, who was found guilty of these criminal charges in November 2023. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In response to these events (collectively, the “2022 Events”), the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, digital asset prices, including bitcoin, may continue to experience significant volatility or price declines, and confidence in the digital asset markets may be further undermined. In addition, regulatory and enforcement scrutiny has increased, including from, among others, the U.S. Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities. These events are continuing to develop, and the full facts are continuing to emerge. It is not possible to predict at this time all of the risks that they may pose to the Trust, its service providers or to the digital asset industry as a whole.

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

Many digital asset networks face significant scaling challenges due to the fact that public blockchains generally face a tradeoff between security and scalability.

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

Shares of the Trust are listed and traded on the Exchange. There is no certainty that there will be liquidity available on the Exchange or that the market price will be in line with the NAV or the Principal Market NAV at any given time. There is also no guarantee that the Shares of the Trust will remain listed or traded on the Exchange.

As the use of digital asset networks increases without a corresponding increase in transaction processing speed of the networks, average fees and settlement times can increase significantly. Bitcoin’s network has been, at times, at capacity, which has led to increased transaction fees. During the period from January 1, 2017, to January 31, 2021, average bitcoin transaction fees increased from $0.39 per transaction to $11.56 per transaction, with a high of $54.83 per transaction on December 12, 2017.

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

Although Shares of the Trust are publicly listed and traded on an exchange, there can be no guarantee that an active trading market for the Shares will be maintained. If Shareholders need to sell their Shares at a time when no active market for them exists, the price Shareholders receive for their Shares, assuming that Shareholders are able to sell them, may be lower than the price that Shareholders would receive if an active market did exist and, accordingly, a Shareholder may suffer losses.

The development and commercialization of the Trust is subject to competitive pressures.

The Trust and the Sponsor face competition with respect to the creation of competing products, such as exchange-traded products offering exposure to the spot bitcoin market or other digital assets. In January 2024, the SEC approved several exchange-traded bitcoin products, and many of such products, including the Trust, could fail to acquire substantial assets, or fail to retain acquired assets due to competition and/or market conditions.

The Sponsor’s competitors may have greater financial, technical and human resources than the Sponsor. Smaller or early-stage companies may also prove to be effective competitors, particularly through collaborative arrangements with large and established companies. The Trust’s competitors may also charge a substantially lower fee than the Sponsor Fee in order to achieve initial market acceptance and scale. Accordingly, the Sponsor’s competitors may commercialize a competing product more rapidly or effectively than the Sponsor is able to, which could adversely affect the Sponsor’s competitive position and the likelihood that the Trust will achieve market acceptance, and could have a detrimental effect on the scale and sustainability of the Trust and the Sponsor’s ability to generate meaningful revenues from the Trust.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Trust redeemed 2,386 Creation Units (comprising 11,930,000 Shares) during the quarter ended June 30, 2024. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share	Maximum number of Shares that may yet be purchased
April 1, 2024 - April 30, 2024	3,435,000	$64.13	N/A
May 1, 2024 - May 31, 2024	3,175,000	$63.02	N/A
June 1, 2024 - June 30, 2024	5,320,000	$67.05	N/A

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended June 30, 2024.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARK 21Shares Bitcoin ETF (Registrant)

By: 21Shares US LLC, its Sponsor

By:	/s/ Hany Rashwan
Hany Rashwan
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2024

By:	/s/ Ophelia Snyder
Ophelia Snyder
Principal Financial Officer and Principal Accounting Officer

Date: August 9, 2024