Form 10-Q
period 2024-09-30
Ark 21Shares Bitcoin ETF
filed 2024-11-12
CIK 1869699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The registrant had 50,350,000 outstanding shares as of October 30, 2024.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes “forward-looking statements” that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets and indexes that track such movements, the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor and the Sub-Adviser have made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances.

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

Should one or more of these risks discussed in “Risk Factors” herein or in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed on March 26, 2024, for the period ended December 31, 2023 (the “Annual Report”), or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s and the Sub-Adviser’s beliefs, estimates and opinions on the date the statements are made, and neither the Trust, the Sponsor nor the Sub-Adviser is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Moreover, neither the Trust, the Sponsor, the Sub-Adviser, nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Investors are therefore cautioned against placing undue reliance on forward-looking statements.

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

ARK 21SHARES BITCOIN ETF

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per Share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investment in bitcoin, at fair value (cost 2,910,767, and $-, respectively)	$3,207,170	$–
Cash	–	–	[1]
Bitcoin sold receivable	9,499	–
Total assets	3,216,669	–	[1]

Liabilities
Capital shares payable	$9,499	$–
Sponsor’s fee payable	1,075	–
Total liabilities	10,574	–

Net assets	$3,206,095	$–	[1]

Net assets consists of:
Paid-in-capital	$2,724,602	$–	[1]
Accumulated earnings (loss)	481,493	–
	$3,206,095	$–	[1]

Shares issued and outstanding, no par value, unlimited amount authorized	50,585,000	2
Net asset value per share	$63.38	$50.00

1	Amount rounds to less than $1,000. See Note 1 to the Unaudited Notes to Financial Statements.

The accompanying notes are an integral part of the Financial Statements.

ARK 21SHARES BITCOIN ETF

SCHEDULE OF INVESTMENT

(Amounts in thousands, except Quantity of bitcoin and percentages)

September 30, 2024* (Unaudited)

	Quantity of bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	50,534.6675	$2,910,767	$3,207,170	100 .03%
Total investments	50,534.6675	$2,910,767	$3,207,170	100 .03%
Liabilities in excess of other assets			(1,075)	(0 .03)%
Net assets			$3,206,095	100.00%

*	No comparative schedule has been provided as the Trust did not hold any bitcoin as of December 31, 2023.

The accompanying notes are an integral part of the Financial Statements.

ARK 21SHARES BITCOIN ETF

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	For the three months ended September 30, 2024*	For the nine months ended September 30, 2024*
	(Unaudited)	(Unaudited)
Expenses
Sponsor’s fee	$1,509	$3,785
Total expenses	1,509	3,785
Less waiver and reimbursement	–	(93)
Net expenses	1,509	3,692
Net investment loss	(1,509)	(3,692)

Realized and change in unrealized gain (loss)
Net realized gain on investment in bitcoin sold to pay Sponsor’s fee	83	410
Net realized gain on investment in bitcoin sold for redemptions	53,132	188,372
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(5,609)	296,403
Net realized and change in unrealized gain (loss)	47,606	485,185
Net increase in net assets resulting from operations	$46,097	$481,493

*	No prior year comparative statement has been provided as this is the first fiscal year of the Trust’s operations.

The accompanying notes are an integral part of the Financial Statements.

ARK 21SHARES BITCOIN ETF

STATEMENTS OF CHANGES IN NET ASSETS

(Amounts in thousands, except change in Shares issued and redeemed)

	For the three months ended September 30, 2024*	For the nine months ended September 30, 2024*
	(Unaudited)	(Unaudited)

Net assets, beginning of period	$2,849,575	$– [1]
Contributions for Shares issued	1,099,446	4,291,122
Distributions for Shares redeemed	(789,023)	(1,566,520)
Net investment loss	(1,509)	(3,692)
Net realized gain on investment in bitcoin sold to pay Sponsor’s fee	83	410
Net realized gain on investment in bitcoin sold for redemptions	53,132	188,372
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(5,609)	296,403
Net assets, end of period	$3,206,095	$3,206,095

Shares issued and redeemed
Shares issued	17,635,000	75,625,000
Shares redeemed	(13,100,000)	(25,040,002)
Net increase in Shares issued	4,535,000	50,584,998

*	No prior year comparative statement has been provided as this is the first fiscal year of the Trust’s operations.

1	Amount rounds to less than $1,000. See Note 1 to the Unaudited Notes to Financial Statements.

The accompanying notes are an integral part of the Financial Statements.

ARK 21Shares Bitcoin ETF

Notes to Financial Statements (Unaudited)

1.	Organization

The ARK 21Shares Bitcoin ETF (the “Trust”) is a Delaware statutory trust, formed on June 22, 2021, pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust operates pursuant to an Amended and Restated Trust Agreement (the “Trust Agreement”). Delaware Trust Company, a Delaware trust company, is the trustee of the Trust (the “Trustee”). The Trust is managed and controlled by 21Shares US LLC (the “Sponsor”). The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of Jura Pentium Inc., whose ultimate parent company is 21co Holdings Limited (formerly known as Amun Holdings Limited). Coinbase Custody Trust Company, LLC (“Coinbase”), BitGo New York Trust Company, LLC (“BitGo”), and Anchorage Digital Bank N.A. (“Anchorage”, and, together with Coinbase and BitGo, as the context may require, the “Custodian”, “Custodians” and each a “Custodian”) are the custodians for the Trust and will hold all of the Trust’s bitcoin on the Trust’s behalf. The transfer agent (the “Transfer Agent”) and the administrator for the Trust (the “Administrator”) is Bank of New York Mellon. The Shares were listed for trading on the Cboe BZX Exchange, Inc. (the “Exchange”) on January 11, 2024, under the ticker symbol “ARKB”.

The Trust’s investment objective is to seek to track the performance of bitcoin, as measured by the performance of the CME CF Bitcoin Reference Rate—New York Variant (the “Index”), adjusted for the Trust’s expenses and other liabilities. CF Benchmarks Ltd. is the administrator for the Index (the “Index Provider”). The Index is designed to reflect the performance of bitcoin in U.S. dollars. In seeking to achieve its investment objective, the Trust holds bitcoin at its Custodians and values its Shares daily based on the Index.

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

The statements of assets and liabilities and schedule of investments on September 30, 2024, and the statements of operations and changes in net assets for the three and nine months ended September 30, 2024, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three and nine months ended September 30, 2024, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3:	Unobservable inputs, including the Trust’s assumptions used in determining the fair value of investments, where there is little or no market activity for the asset or liability at the measurement date.

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2024
Assets
Investment in bitcoin	$3,207,170	$3,207,170	$–	$–

*	No comparative schedule has been provided as the Trust did not hold any bitcoin as of December 31, 2023.

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

Federal Income Taxes

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. Although not free from doubt due to the lack of directly governing authority, if the Trust operates as expected, the Trust should be classified as a “grantor trust” for U.S. federal income tax purposes and the Trust itself should not be subject to U.S. federal income tax. Each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Shares. If the Trust sells bitcoin (for example, to pay fees or expenses), such a sale is a taxable event to Shareholders. Upon a Shareholder’s sale of its Shares, the Shareholder will be treated as having sold the pro rata share of the bitcoin held in the Trust at the time of the sale and may recognize gain or loss on such sale. The Sponsor has reviewed the tax positions as of September 30, 2024, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

3.	Fair Value of Bitcoin

The following represents the changes in quantity of bitcoin and the respective fair value on September 30, 2024 *:

(Amounts in thousands, except Quantity of bitcoin)	Quantity of bitcoin	Fair Value
Beginning balance as of January 1, 2024	–	$–
Bitcoin purchased	75,594.8879	4,291,074
Bitcoin sold	(25,060.2204)	(1,569,089)
Net realized gain on investment in bitcoin sold to pay Sponsor’s fee	–	410
Net realized gain on investment in bitcoin sold for redemptions	–	188,372
Change in unrealized appreciation on investment in bitcoin	–	296,403
Ending balance as of September 30, 2024*	50,534.6675	$3,207,170

*	No prior year comparative period presented as this is the first fiscal year of the Trust’s operations.

4.	Expenses

The Trust pays the unitary Sponsor Fee of 0.21% of the Trust’s bitcoin holdings. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor agreed to waive the entire Sponsor Fee for (i) a nine-month period which commenced on January 11, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $1 billion of Trust assets, whichever came first. The Trust assets exceeded $1 billion prior to the end of the nine-month period, at which time the waiver period ended.

The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee. Operating expenses assumed by the Sponsor include (i) fees to the Sub-Adviser; (ii) the Marketing Fee, (iii) fees to the administrator, if any, (iv) fees to the bitcoin Custodians, (v) fees to the Transfer Agent, (vi) fees to the Trustee, (vii) the fees and expenses related to any future listing, trading or quotation of the Shares on any listing exchange or quotation system (including legal, marketing and audit fees and expenses), (viii) ordinary course legal fees and expenses but not litigation-related expenses, (ix) audit fees, (x) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the 1933 Act or Exchange Act, (xi) printing and mailing costs; (xii) costs of maintaining the Trust’s website and (xiii) applicable license fees (each, a “Sponsor-paid Expense,” and together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense (as defined below) will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

The Sponsor will not, however, assume certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders, any indemnification of the bitcoin Custodians, Administrator or other agents, service providers or counter-parties of the Trust, the fees and expenses related to the listing, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). Of the Sponsor-paid Expenses, ordinary course legal fees and expenses shall be subject to a cap of $100,000 per annum. In the Sponsor’s sole discretion, all or any portion of a Sponsor-paid Expense may be re-designated as an Additional Trust Expense.

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

	Three Months Ended September 30, 2024*	Nine Months Ended September 30, 2024*
Activity in Capital Transactions Issued and Redeemed:
Shares issued	17,635,000	75,625,000
Shares redeemed	(13,100,000)	(25,040,002)
Net Change in Capital Transactions Issued and Redeemed	4,535,000	50,584,998

(Amounts in thousands)	Three Months Ended September 30, 2024*	Nine Months Ended September 30, 2024*
Activity in Capital Transactions Issued and Redeemed:
Shares issued	$1,099,446	$4,291,122
Shares redeemed	(789,023)	(1,566,520)
Net Change in Capital Transactions Issued and Redeemed	$310,423	$2,724,602

*	No prior year comparative table has been provided as this is the first fiscal year of the Trust’s operations.

Bitcoin purchased payable represents the quantity of bitcoin purchased for the creation of Shares where the bitcoin has not yet settled. Generally, bitcoin is transferred within two business days of the trade date.

September 30,
(Amounts in thousands)	2024*
Bitcoin purchased payable	$–

*	No prior year comparative table has been provided as this is the first fiscal year of the Trust’s operations.

Bitcoin sold receivable represents the quantity of bitcoin sold for the redemption of Shares where the bitcoin has not yet been settled. Generally, bitcoin is transferred within two business days of the trade date.

September 30,
(Amounts in thousands)	2024*
Bitcoin sold receivable	$9,499

*	No prior year comparative table has been provided as this is the first fiscal year of the Trust’s operations.

6.	Related Parties

The Sponsor is a related party to the Trust. The Trust’s operations are supported by its Sponsor, who is in turn supported by its parent company and affiliated companies and external service providers.

As of September 30, 2024, the Sponsor owned zero Shares of the Trust.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

7.	Financial Highlights*

Per Share Performance (for a Share outstanding throughout each period presented)

	For the three months ended September 30, 2024*	For the nine months ended September 30, 2024*
	(Unaudited)	(Unaudited)

Net asset value per Share, beginning of period	$61.88	$50.00
Net investment income (loss) on investment in bitcoin(1)	(0.03)	(0.09)
Net realized and change in unrealized gain (loss) on investment in bitcoin	1.53	13.47
Net change in net assets from operations	1.50	13.38
Net asset value per Share, end of period	$63.38	$63.38

Total return, at net asset value(2)	2.42%	26.76%

Ratio to average net assets(3)
Net investment income (loss)	(0.21)%	(0.21)%
Gross expenses	0.21%	0.21%
Net expenses	0.21%	0.21%

*	No prior year comparative financial statements have been provided as this is the first fiscal year of the Trust’s operations.

1	Calculated using average Shares outstanding.

2	Total return is calculated based on the change in value during the period and is not annualized. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Trust.

3	Annualized.

8.	Commitments and Contingent Liabilities

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Form 10-Q. This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future, the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Trust performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

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

The Trust’s investment objective is to seek to track the performance of bitcoin, as measured by the performance of the CME CF Bitcoin Reference Rate—New York Variant (the “Index”), adjusted for the Trust’s expenses and other liabilities. CF Benchmarks Ltd. is the administrator for the Index (the “Index Provider”). The Index is designed to reflect the performance of bitcoin in U.S. dollars. In seeking to achieve its investment objective, the Trust holds bitcoin at its Custodians and values its Shares daily based on the Index. The Trust is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the bitcoin held by the Trust.

The Trust issues Shares only in Creation Units of 5,000 or multiples thereof. Creation Units are issued and redeemed in exchange for cash. Individual Shares will not be redeemed by the Trust but are listed and traded on the Exchange under the ticker symbol “ARKB.” The Trust issues Shares in Creation Units on a continuous basis at the applicable NAV per Share on the creation order date.

The Trust pays the unitary Sponsor Fee of 0.21% of the Trust’s bitcoin holdings. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor agreed to waive the entire Sponsor Fee for (i) a nine-month period which commenced on January 11, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $1 billion of Trust assets, whichever came first. The Trust assets exceeded $1 billion prior to the end of the nine-month period, at which time the waiver period ended.

The Trust is an “emerging growth company” as that term is used in the Securities Act and, as such, the Trust may elect to comply with certain reduced public company reporting requirements.

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

The Trust utilizes an exchange traded price from the Trust’s principal market for bitcoin as of 4:00 p.m. ET on the Trust’s financial statement measurement date.

Results of Operations (Amounts in thousands, except Price of bitcoin and Shares outstanding)

For the Three Months ended on September 30, 2024

The Trust’s net asset value increased from $2,849,575 on June 30, 2024 to $3,206,095 on September 30, 2024. The increase in the Trust’s net asset value resulted primarily from an increase in bitcoin price of 2.48% (from $61,929.29 per bitcoin as of June 30, 2024 to $63,464.76 per bitcoin as of September 30, 2024) and an increase of number of shares outstanding from 46,050,000 on June 30, 2024 to 50,585,000 on September 30, 2024.

The Trust’s net increase in net assets resulting from operations for the quarter ended September 30, 2024 was $46,097. This number is largely the result of a realized gain of $83 on the sale of bitcoin for purposes of distributing to the Sponsor as the Sponsor’s fee and, net realized gain on investment in bitcoin sold for redemptions of $53,132 partially offset by a change in unrealized depreciation on investment in bitcoin of $(5,609). The Trust expenses for the quarter were $1,509, relating to the Sponsor’s fees.

For the Nine Months Ended September 30, 2024

The Trust’s net asset value increased from $-1 on December 31, 2023 to $3,206,095 on September 30, 2024. The increase in the Trust’s net asset value resulted primarily from an increase in the price of bitcoin of 36% (from $46,666.89 per bitcoin on January 11, 2024 to $63,464.76 per bitcoin on September 30, 2024) and a net increase in the number of shares outstanding of 50,584,998 from December 31, 2023 to September 30, 2024.

The Trust’s net increase in net assets resulting from operations for the nine months ended September 30, 2024 was $481,493. This was the result of a change in unrealized appreciation on investment in bitcoin of $296,403, a net realized gain of $410, on the sale of bitcoins for purposes of distributing to the Sponsor as the Sponsor’s fee, and net realized gain on investment in bitcoin sold for redemptions of $188,372. The Trust expenses for the nine-month period were $3,692, relating to the Sponsor’s fees.

*	No prior year comparative period has been provided as this is the first year of the Trust’s operations.

1 Amount rounds to less than $1,000.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of September 30, 2024, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust.

Item 1A. Risk Factors

You should carefully consider the risk factors discussed below as well as the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report, which could materially affect our business, financial condition or future results. Other than as described herein, there have been no material changes in our risk factors from those disclosed in our Annual Report on.

The risks described below and in our Annual Report are not the only risks facing the Trust. You should also consider any risks and uncertainties described under the caption “Risk Factors” in any applicable prospectus, prospectus supplement, registration statement or other document that we file with the SEC before or after the date of this prospectus that is incorporated by reference herein. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

An investment in the Trust is not a deposit and is not FDIC-insured. Shareholders’ limited rights of legal recourse against the Trust, Trustee, Sponsor, Administrator, Prime Broker and Custodians expose the Trust and its Shareholders to the risk of loss of the Trust’s bitcoin for which no person or entity is liable.

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

On September 11, 2024, the Trust entered into separate custodial services agreements (each, a “Custodial Services Agreement” and, collectively, including the agreement with Coinbase Custody Trust Company, LLC (“Coinbase Custodian”) entered into between the Trust and the Coinbase Custodian (the “Coinbase Custody Agreement”), the “Custodial Services Agreements”) with each of (i) BitGo New York Trust Company, LLC , a New York Trust Company (“BitGo Custodian”) (the “BitGo Custody Agreement”) and (ii) Anchorage Digital Bank N.A., a South Dakota chartered Trust Company and a federally chartered crypto bank (“Anchorage Custodian” and together with Coinbase Custodian and BitGo Custodian, the Custodians) (the “Anchorage Custody Agreement”). While the Custodians have advised the Sponsor that they have insurance coverage, that covers losses of the digital assets it custodies on behalf of its clients, including the Trust’s bitcoin, resulting from theft, Shareholders cannot be assured that the Custodians will maintain adequate insurance, that such coverage will cover losses with respect to the Trust’s bitcoin, or that sufficient insurance proceeds will be available to cover the Trust’s losses in full. The Custodians’ insurance may not cover the type of losses experienced by the Trust. Alternatively, the Trust may be forced to share such insurance proceeds with other clients or customers of the Custodians, which could reduce the amount of such proceeds that are available to the Trust. In addition, the bitcoin insurance market is limited, and the level of insurance maintained by the Custodians may be substantially lower than the assets of the Trust. While the Custodians maintain certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Trust cannot be assured that the Custodians will maintain capital reserves sufficient to cover actual or potential losses with respect to the Trust’s digital assets. The insurance maintained by the Custodians is shared among all of the Custodians’ customers, is not specific to the Trust or to customers holding bitcoin with the Custodians, and may not be available or sufficient to protect the Trust from all possible losses or sources of losses.

Furthermore, under each of the Custodial Services Agreements, the respective Custodian’s liability is limited. With respect to the Coinbase Custody Agreement, Coinbase Custody’s liability is as follows, among others: (i) other than with respect to claims and losses arising from spot trading of bitcoin, or fraud or willful misconduct, the Mutually Capped Liabilities (defined below), the Coinbase Custodian’s aggregate liability under the Custodial Services Agreement shall not exceed the greater of (A) the greater of (x) $5 million and (y) the aggregate fees paid by the Trust to the Coinbase Custodian in the 12 months prior to the event giving rise to the Coinbase Custodian’s liability, and (B) the value of the affected bitcoin or cash giving rise to the Coinbase Custodian’s liability; (ii) the Coinbase Custodian’s aggregate liability in respect of each cold storage address shall not exceed $100 million; (iii) in respect of the Coinbase Custodian’s obligations to indemnify the Trust and its affiliates against third-party claims and losses to the extent arising out of or relating to, among others, the Coinbase Custodian’s gross negligence, violation of its confidentiality, data protection and/or information security obligations, or violation of any law, rule or regulation with respect to the provision of its services (the “Mutually Capped Liabilities”), the Coinbase Custodian’s liability shall not exceed the greater of (A) $5 million and (B) the aggregate fees paid by the Trust to the Coinbase Custodian in the 12 months prior to the event giving rise to the Coinbase Custodian’s liability; and (iv) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Coinbase Custodian is not liable, even if the Coinbase Custodian has been advised of or knew or should have known of the possibility thereof. In general, the Coinbase Custodian is not liable under the Custodial Services Agreement unless in the event of its negligence, fraud, material violation of applicable law or willful misconduct. The Coinbase Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Coinbase Custodian. In the event of potential losses incurred by the Trust as a result of the Coinbase Custodian losing control of the Trust’s bitcoin or failing to properly execute instructions on behalf of the Trust, the Coinbase Custodian’s liability with respect to the Trust will be subject to certain limitations which may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Coinbase Custodian directly caused such losses. Furthermore, the insurance maintained by the Coinbase Custodian may be insufficient to cover its liabilities to the Trust.

With respect to the BitGo Custody Agreement, BitGo and its affiliates, including their officers, directors, agents, and employees, are not liable for any lost profits, special, incidental, indirect, intangible, or consequential damages resulting from authorized or unauthorized use of the Trust or Sponsor’s site or services. This includes damages arising from any contract, tort, negligence, strict liability, or other legal grounds, even if BitGo was previously advised of, knew, or should have known about the possibility of such damages. However, this exclusion of liability does not extend to cases of BitGo’s fraud, willful misconduct, or gross negligence. In situations of gross negligence, BitGo’s liability is specifically limited to the value of the digital assets or fiat currency that were affected by the negligence. Additionally, the total liability of BitGo for direct damages is capped at the fees paid or payable to them under the relevant agreement during the twelve-month period immediately preceding the first incident that caused the liability.

With respect to the Anchorage Custody Agreement, except for Anchorage’s bad acts, confidentiality obligations under the Anchorage Custody Agreement, indemnification obligations under Anchorage Custody Agreement, or obligations with respect to rights to or limits on use under the Anchorage Custody Agreement, Anchorage is not liable for any losses, whether in contract, tort or otherwise, for any amount in excess of fees paid by the Trust in the twelve (12) months prior to when the liability arises. Moreover, Anchorage is not liable for (i) losses which arise from its compliance with applicable laws, including sanctions laws administered by OFAC; or (ii) special, indirect or consequential damages, or lost profits or loss of business arising in connection with Anchorage Custody Agreement. In addition, Anchorage is not be liable for any losses which arise as a result of the non-return of digital assets that the Trust has delegated to Anchorage or a third party for on-chain services, such as staking, voting, vesting, and signaling, unless such losses occur as a result of Anchorage’s fraud or intentional misconduct.

Similarly, under the Prime Broker Agreement, the Prime Broker’s liability is limited as follows, among others: (i) other than with respect to claims and losses arising from spot trading of bitcoin, or fraud or willful misconduct, or the PB Mutually Capped Liabilities (defined below), the Prime Broker’s aggregate liability shall not exceed the greater of (A) the greater of (x) $5 million and (y) the aggregate fees paid by the Trust to the Prime Broker in the 12 months prior to the event giving rise to the Prime Broker’s liability, and (B) the value of the cash or affected bitcoin giving rise to the Prime Broker’s liability; (ii) in respect of the Prime Broker’s obligations to indemnify the Trust and its affiliates against third-party claims and losses to the extent arising out of or relating to, among others, the Prime Broker’s gross negligence, violation of its confidentiality, data protection and/or information security obligations, violation of any law, rule or regulation with respect to the provision of its services, or the full amount of the Trust’s assets lost due to the insolvency of or security event at a Connected Trading Venue (as defined below) (the “PB Mutually Capped Liabilities”), the Prime Broker’s liability shall not exceed the greater of (A) $5 million and (B) the aggregate fees paid by the Trust to the Prime Broker in the 12 months prior to the event giving rise to the Prime Broker’s liability; and (iii) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Prime Broker is not liable, even if the Prime Broker has been advised of or knew or should have known of the possibility thereof. In general, with limited exceptions (such as for failing to execute an order), the Prime Broker is not liable under the Prime Broker Agreement unless in the event of its gross negligence, fraud, material violation of applicable law or willful misconduct. The Prime Broker is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Prime Broker. These and the other limitations on the Prime Broker’s liability may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Prime Broker directly caused such losses. Both the Trust and the Prime Broker and its affiliates (including the Coinbase Custodian) are required to indemnify each other under certain circumstances.

Moreover, in the event of an insolvency or bankruptcy of the Prime Broker (in the case of a trading account (the “Trading Balance”)) or the Custodians (in the case of segregated accounts in which the Custodians will custody all of the Trust’s bitcoin from time to time (the “Vault Balances”)) in the future, given that the contractual protections and legal rights of customers with respect to digital assets held on their behalf by third parties are relatively untested in a bankruptcy of an entity such as the Custodians or Prime Broker in the virtual currency industry, there is a risk that customers’ assets — including the Trust’s assets — may be considered the property of the bankruptcy estate of the Prime Broker (in the case of the Trading Balance) or the Custodians (in the case of the Vault Balance), and customers — including the Trust — may be at risk of being treated as general unsecured creditors of such entities and subject to the risk of total loss or markdowns on value of such assets.

The Coinbase Custodial Services Agreement contains an agreement by the parties to treat the bitcoin credited to the Trust’s Vault Balance at the Coinbase Custodian as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”), in addition to stating that the Coinbase Custodian will serve as fiduciary and custodian on the Trust’s behalf. The Coinbase Custodian’s parent, Coinbase Global Inc., has stated in its most recent public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate in the event the Coinbase Custodian were to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If the Coinbase Custodian became subject to insolvency proceedings and a court were to rule that the custodied bitcoin were part of the Coinbase Custodian’s general estate and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in the Coinbase Custodian’s insolvency proceedings and the Trust could be subject to the loss of all or a significant portion of its assets. Moreover, in the event of the bankruptcy of the Coinbase Custodian, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the Coinbase Custodian, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares.

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

Under the Trust Agreement, the Trustee and the Sponsor will not be liable for any liability or expense incurred, including, without limitation, as a result of any loss of bitcoin by the Custodians or Prime Broker, absent willful misconduct, gross negligence, reckless disregard or bad faith on the part of the Trustee or the Sponsor or breach by the Sponsor of the Trust Agreement, as the case may be. As a result, the recourse of the Trust or the Shareholders to the Trustee or the Sponsor, including in the event of a loss of bitcoin by the Custodians or Prime Broker, is limited.

The Shareholders’ recourse against the Sponsor, the Trustee, and the Trust’s other service providers for the services they provide to the Trust, including, without limitation, those relating to the holding of bitcoin or the provision of instructions relating to the movement of bitcoin, is limited. For the avoidance of doubt, neither the Sponsor, the Trustee, nor any of their affiliates, nor any other party has guaranteed the assets or liabilities, or otherwise assumed the liabilities, of the Trust, or the obligations or liabilities of any service provider to the Trust, including, without limitation, the Custodians and Prime Broker. The Prime Broker Agreement and Coinbase Custodial Services Agreement provide that neither the Sponsor, the Trustee, nor their affiliates shall have any obligation of any kind or nature whatsoever, by guaranty, enforcement or otherwise, with respect to the performance of any the Trust’s obligations, agreements, representations or warranties under the Prime Broker Agreement or Custodial Services Agreement or any transaction thereunder. Consequently, a loss may be suffered with respect to the Trust’s bitcoin that is not covered by the Coinbase Custodian’s insurance and for which no person is liable in damages. As a result, the recourse of the Trust or the Shareholders, under applicable law, is limited.

Lack of recourse.

The Custodians have limited liability, impairing the ability of the Trust to recover losses relating to its bitcoin and any recovery may be limited, even in the event of fraud. In addition, the Custodians may not be liable for any delay in performance of any of their custodial obligations by reason of any cause beyond its reasonable control, including force majeure events, war or terrorism, and may not be liable for any system failure or third-party penetration of its systems. As a result, the recourse of the Trust to the Custodians may be limited.

Under the Coinbase Custody Agreement, the Coinbase Custodian’s liability is limited to the greater of (i) the market value of the Trust’s bitcoin held by the Coinbase Custodian at the time the events giving rise to the liability occurred and (ii) the fair market value of the Trust’s bitcoin held by the Coinbase Custodian at the time that the Coinbase Custodian notifies the Sponsor or Trustee in writing, or the Sponsor or the Trustee otherwise has actual knowledge of the events giving rise to the liability.

Under the Trust Agreement, the Trustee and the Sponsor will not be liable for any liability or expense incurred absent gross negligence or willful misconduct on the part of the Trustee or the Sponsor or breach by the Sponsor of the Trust Agreement, as they case may be. As a result, the recourse of the Trust or the Shareholder to Trustee or the Sponsor may be limited.

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

Under the BitGo Custody Agreement, BitGo and its affiliates, including their officers, directors, agents, and employees, are not liable for any lost profits, special, incidental, indirect, intangible, or consequential damages resulting from authorized or unauthorized use of the Trust or Sponsor’s site or services. This includes damages arising from any contract, tort, negligence, strict liability, or other legal grounds, even if BitGo was previously advised of, knew, or should have known about the possibility of such damages. However, this exclusion of liability does not extend to cases of BitGo’s fraud, willful misconduct, or gross negligence. In situations of gross negligence, BitGo’s liability is specifically limited to the value of the digital assets or fiat currency that were affected by the negligence. Additionally, the total liability of BitGo for direct damages is capped at the fees paid or payable to them under the relevant agreement during the twelve-month period immediately preceding the first incident that caused the liability.

In addition, BitGo shall not be liable for delays, suspension of operations, whether temporary or permanent, failure in performance, or interruption of service which results directly or indirectly from any cause or condition beyond the reasonable control of BitGo, including, but not limited to, any delay or failure due to an act of God, natural disasters, act of civil or military authorities, act of terrorists, including, but not limited to, cyber-related terrorist acts, hacking, government restrictions, exchange or market rulings, civil disturbance, war, strike or other labor dispute, fire, interruption in telecommunications or Internet services or network provider services, failure of equipment and/or software, other catastrophe or any other occurrence which is beyond the reasonable control of BitGo.

Under the Anchorage Custody Agreement, except for Anchorage’s bad acts, confidentiality obligations under the Anchorage Custody Agreement, indemnification obligations under Anchorage Custody Agreement, or obligations with respect to rights to or limits on use under the Anchorage Custody Agreement, Anchorage is not liable for any losses, whether in contract, tort or otherwise, for any amount in excess of fees paid by the Trust in the twelve (12) months prior to when the liability arises. Moreover, Anchorage is not liable for (i) losses which arise from its compliance with applicable laws, including sanctions laws administered by OFAC; or (ii) special, indirect or consequential damages, or lost profits or loss of business arising in connection with Anchorage Custody Agreement. In addition, Anchorage is not be liable for any losses which arise as a result of the non-return of digital assets that the Trust has delegated to Anchorage or a third party for on-chain services, such as staking, voting, vesting, and signaling, unless such losses occur as a result of Anchorage’s fraud or intentional misconduct.

In addition, Anchorage shall not be liable for the failure to perform or delay in the performance of its obligations under the Anchorage Custody Agreement to the extent such failure or delay is caused by or results from a circumstance beyond its reasonable control and that could not have been prevented or avoided by the exercise of due diligence, as long as the fact of the occurrence of such event is duly proven or is reasonably provable, including, but not limited to natural catastrophes, fire, explosions, pandemic or local epidemic, war or other action by a state actor, public power outages, civil unrests and conflicts, labor strikes or extreme shortages, acts of terrorism or espionage, Domain Name System server issues outside Anchorage’s direct control, technology attacks (e.g., DoS, DDoS, MitM), cyberattack or malfunction on the blockchain network or protocol, or governmental action rendering performance illegal or impossible. Anchorage Custody Agreement shall not be held liable by the Trust for such non-performance or delay.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Trust redeemed 2,590 Creation Units (comprising 12,950,000 Shares) during the quarter ended September 30, 2024. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share	Maximum number of shares that may yet be purchased
July 1, 2024 - July 31, 2024	1,920,000	$64.82	N/A
August 1, 2024 - August 31, 2024	6,620,000	$59.53	N/A
September 1, 2024 - September 30, 2024	4,560,000	$59.21	N/A

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) for the three-month period ended September 30, 2024.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
10.1	BitGo Custodial Services Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by the Registrant on September 12, 2024).
10.2	Anchorage Custodial Services Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed by the Registrant on September 12, 2024).
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARK 21Shares Bitcoin ETF (Registrant)

By: 21Shares US LLC, its Sponsor

By:	/s/ Hany Rashwan
Hany Rashwan
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024

By:	/s/ Ophelia Snyder
Ophelia Snyder
Principal Financial Officer and Principal Accounting Officer

Date: November 12, 2024