Form 10-K
period 2024-12-31
Ark 21Shares Bitcoin ETF
filed 2025-03-26
CIK 1869699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to

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

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2024 was $2,849,574,000.

The registrant had 48,475,000 outstanding shares as of March 19, 2025.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes “forward-looking statements” that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets and indexes that track such movements, the operations of ARK 21Shares Bitcoin ETF (the “Trust”), the plans of 21Shares US LLC (the “Sponsor”), as the sponsor of the Trust, and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor and the Sub-Adviser have made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances.

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

Emerging Growth Company

The Trust is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as the Trust is an emerging growth company, unlike other public companies, it will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002; or (ii) comply with any new audit rules adopted by the Public Company Accounting Oversight Board (“PCAOB”) after April 5, 2012, unless the Securities and Exchange Commission (“SEC”) determines otherwise.

The Trust will cease to be an “emerging growth company” upon the earliest of: (i) it having $1.235 billion or more in annual gross revenues, (ii) the date on which the Trust is deemed to be a “large accelerated filer,”  (iii) it issuing more than $1.0 billion of non-convertible debt over a three-year period, or (iv) the last day of the fiscal year following the fifth anniversary of its initial public offering.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Trust intends to take advantage of the benefits of the extended transition period.

ark 21shares Bitcoin ETF

i

PART I

Item 1. Business

DESCRIPTION OF THE TRUST

The Trust is an exchange-traded fund that issues common shares of beneficial interest (the “Shares”) that trade on the Cboe BZX Exchange, Inc. (the “Exchange”) under the symbol “ARKB.” The Trust’s investment objective is to seek to track the performance of bitcoin, as measured by the performance of the CME CF Bitcoin Reference Rate - New York Variant (the “Index”), adjusted for the Trust’s expenses and other liabilities. In seeking to achieve its investment objective, the Trust holds bitcoin and values its Shares daily based on the Index. The Sponsor is the sponsor of the Trust and Delaware Trust Company (the “Trustee”) is the trustee of the Trust. The Bank of New York Mellon (“BNYM”) serves as the Trust’s Administrator, Transfer Agent, and the Cash Custodian. Coinbase Custody Trust Company, LLC (“Coinbase Custodian”), BitGo New York Trust Company, LLC (“BitGo”), and Anchorage Digital Bank N.A (“Anchorage”, and, together with Coinbase Custodian and BitGo, as the context may require, the “Bitcoin Custodians” and each a “Bitcoin Custodian”), are the Bitcoin Custodians for the Trust and hold all the Trust’s bitcoin on the Trust’s behalf. ARK Investment Management LLC (the “Sub-Adviser”) is the sub-adviser of the Trust and aids in the marketing of the Shares.

The Trust is an exchange-traded fund. The Trust does not purchase or sell bitcoin other than in connection with the creation and redemption of Shares or to pay certain expenses, which are facilitated by Coinbase, Inc. (the “Prime Broker”), or any other prime brokers with whom the Trust contracts.

The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), and is not required to register under such act. The Trust does not and will not hold or trade in commodity futures contracts regulated under the Commodity Exchange Act, as amended (“CEA”). The Trust is not a commodity pool for purposes of the CEA and none of the Sponsor, Trustee or the Marketing Agent is subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator or a commodity trading advisor under the CEA in connection with the shares. The Sponsor is not registered with the SEC as an investment adviser and is not subject to regulation by the SEC as such in connection with its activities with respect to the Trust.

The Sponsor maintains a website at www.21shares.com/en-us, through which the Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are made available free of charge after they have been filed or furnished to the SEC. The information on the Sponsor’s website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

Shares are issued and redeemed by the Trust in blocks of 5,000 Shares (each a “Basket” or “Creation Basket”). The number of outstanding Shares is expected to increase and decrease from time to time because of the creation and redemption of Baskets. The creation and redemption of Baskets requires the delivery to the Trust or the distribution by the Trust of the amount of cash equivalent to the amount of bitcoin represented by the NAV of the Baskets being created or redeemed. The total amount of bitcoin required for the creation of Baskets is based on the combined net assets represented by the number of Baskets being created or redeemed.

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

DESCRIPTION OF THE SHARES

Each Share represents a fractional undivided beneficial interest in the net assets of the Trust. Upon redemption of the Shares, the applicable Authorized Participant is paid solely out of the funds and property of the Trust. The assets of the Trust consist primarily of bitcoin held by the Bitcoin Custodians on behalf of the Trust and cash. Creation Baskets are redeemed by the Trust in exchange for an amount of cash equal to the amount of bitcoin represented by the aggregate number of Shares redeemed.

The Trust is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the bitcoin held by the Trust. The bitcoin held by the Trust will only be sold (1) on an as-needed basis to pay the Trust’s expenses and to meet redemption requests, (2) in the event the Trust terminates and liquidates its assets, or (3) as otherwise required by law or regulation. The sale of bitcoin by the Trust is a taxable event to its shareholders (the “Shareholders”).

Under the Trust’s Amended and Restated Trust Agreement (the “Trust Agreement”), Shareholders have no voting rights except as the Sponsor may consider desirable and so authorize in its sole discretion.

The Sponsor may terminate the Trust in its sole discretion. The Sponsor will give written notice of the termination of the Trust, specifying the date of termination, to Shareholders of the Trust, at least 30 days prior to the termination of the Trust. The Sponsor will, within a reasonable time after such termination, sell all the Trust’s bitcoin not already distributed to Authorized Participants redeeming Creation Baskets, if any, in such a manner to effectuate orderly sales. The Sponsor shall not be liable for or responsible in any way for depreciation or loss incurred by reason of any sale or sales made in accordance with the provisions of the Trust Agreement. The Sponsor may suspend its sales of the Trust’s bitcoin upon the occurrence of unusual or unforeseen circumstances.

Investment Objective

The Trust’s investment objective is to seek to track the performance of bitcoin, as measured by the Index, adjusted for the Trust’s expenses and other liabilities. In seeking to achieve its investment objective, the Trust holds bitcoin and values its Shares daily as of 4:00 p.m. ET based on the Index.

Principal Market and Fair Value Determination of bitcoin

The NAV of the Trust is used by the Trust in its day-to-day operations to measure the net value of the Trust’s assets. The NAV is calculated on each day other than a day when the Exchange is closed for regular trading (a “Business Day”) and is equal to the aggregate value of the Trust’s assets less its liabilities based on the Index price. In determining the NAV of the Trust on any Business Day, the Administrator will calculate the price of the bitcoin held by the Trust as of 4:00 p.m. ET on such day. The Administrator will also calculate the “NAV per Share” of the Trust, which equals the NAV of the Trust divided by the number of outstanding Shares.

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

NAV and NAV per Share are not measures calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are not intended as substitute for Principal Market and Principal Market NAV per Share, respectively.

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

Fees, Expenses and Realized Gain (Loss)

The Trust pays the unitary Sponsor Fee of 0.21% of the Trust’s bitcoin holdings. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor agreed to waive the entire Sponsor Fee for (i) a nine-month period which commenced on January 11, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $1 billion of Trust assets, whichever came first. The Trust assets exceeded $1 billion in April 2024, at which time the waiver period ended.

Except for during periods during which the Sponsor Fee has been waived, the Sponsor Fee accrues daily and is payable in bitcoin weekly in arrears. The aggregate Sponsor Fee paid to the Sponsor for the fiscal year ended December 31, 2024 was $5,732,049. The Administrator calculates the Sponsor Fee on a daily basis by applying a 0.21% annualized rate to the Trust’s total bitcoin holdings, and the amount of bitcoin payable in respect of each daily accrual is determined by reference to the Index. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee.

As partial consideration for receipt of the Sponsor Fee, the Sponsor assumes and pays all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including (i) fees to the Sub-Adviser; (ii) the Marketing Fee, (iii) fees to the Administrator, if any, (iv) fees to the Bitcoin Custodians, (v) fees to the Transfer Agent, (vi) fees to the Trustee, (vii) the fees and expenses related to any future listing, trading or quotation of the Shares on any listing exchange or quotation system (including legal, marketing and audit fees and expenses), (viii) ordinary course legal fees and expenses but not litigation-related expenses, (ix) audit fees, (x) regulatory fees, including if applicable any fees relating to the registration of the Shares under the Securities Act or the Exchange Act, (xi) printing and mailing costs; (xii) costs of maintaining the Sponsor’s website and (xiii) applicable license fees (each, a “Sponsor-paid Expense” and together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense (as defined below) will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

The Sponsor does not, however, assume certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses (as defined below), including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders, any indemnification of the Bitcoin Custodians, Administrator or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). Of the Sponsor-paid Expenses, ordinary course legal fees and expenses are subject to a cap of not more than $100,000 per annum. In the Sponsor’s sole discretion, all or any portion of a Sponsor-paid Expense may be redesignated as an Additional Trust Expense.

After the payment of the Sponsor Fee to the Sponsor, the Sponsor may elect to convert some or all of the Sponsor Fee into cash by selling this bitcoin at market prices, in the Sponsor’s sole discretion. Due to the variance in market prices for bitcoin, the rate at which the Sponsor converts bitcoin to cash may differ from the rate at which the Sponsor Fee was initially paid in bitcoin.

The Bitcoin Custodians assume the transfer fees associated with the transfer of bitcoin to the Sponsor with respect to the Sponsor Fee, and any further expenses associated with such transfer are assumed by the Sponsor. The Trust is not responsible for any fees and expenses incurred by the Sponsor to convert bitcoin received in payment of the Sponsor Fee into cash.

Pursuant to the Trust Agreement, the Sponsor or its delegates direct the Bitcoin Custodians to transfer bitcoin from the Trust’s “cold storage” or similarly secure technology (the “Cold Vault Balance”) as needed to pay the Sponsor’s Fee and Additional Trust Expenses, if any. The Sponsor or its delegates endeavors to transfer the smallest amount of bitcoin needed to pay applicable expenses. The Sponsor, in arranging for payment of Additional Trust Expenses, may in its discretion direct that the Trust’s bitcoin be exchanged for U.S. Dollars. Under such circumstances, the Trust will not utilize the Bitcoin Custodians to arrange for the sale of the Trust’s bitcoin to pay the Trust’s expenses and liabilities. Rather, the Sponsor will arrange for the Prime Broker, an affiliate of one of the Bitcoin Custodians, or another third-party digital asset trading platform to exchange the Trust’s bitcoin for U.S. dollars in such a situation.

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

Authorized Participants will deliver only cash to create shares and will receive only cash when redeeming Shares. Further, Authorized Participants will not directly or indirectly purchase, hold, deliver, or receive bitcoin as part of the creation or redemption process or otherwise direct the Trust or a Bitcoin Counterparty (defined below) with respect to purchasing, holding, delivering, or receiving bitcoin as part of the creation or redemption process. A “Bitcoin Counterparty” is a designated third party, who is not an Authorized Participant but who may be an affiliate of an Authorized Participant, or the Prime Broker or Lender, as applicable, with whom the Sponsor has entered into an agreement on behalf of the Trust, that will, acting as a counterparty, deliver, receive or convert to U.S. dollars the bitcoin related to the Authorized Participant’s creation or redemption order.

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

Bitcoin Counterparties deliver bitcoin related to the Authorized Participant’s purchase order to the Cold Vault Balance. Authorized Participants and Bitcoin Counterparties are not required to maintain an account with any of the Bitcoin Custodians.

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

Service Providers of the Trust

The sponsor

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange. The Sponsor does not exercise day-to-day oversight over the Trustee, the Bitcoin Custodians, or the Index Provider. The Sponsor develops a marketing plan for the Trust, prepares marketing materials regarding the Shares of the Trust, and exercises the marketing plan of the Trust on an ongoing basis. The Sponsor engaged the Sub-Adviser pursuant to the Support Services Agreement to serve as the Trust’s sub-adviser and provide marketing support to the Sponsor with respect to the Trust. The Sponsor is responsible for supervising the Sub-Adviser. The Sponsor agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor’s unified fee.

The Sponsor is a wholly owned subsidiary of 21co Holdings Limited (formerly known as Amun Holdings Limited). At present, the primary business activities of 21co Holdings Limited are providing exchange traded products and tokenization services in the crypto space through its subsidiaries.

21Shares AG, an affiliate of the Sponsor, has considerable experience issuing and operating exchange-traded products that provide exposure to digital assets, operating such exchange-traded products since 2018. As of December 31, 2024, 21Shares AG oversees approximately $4.9 billion in assets under management and nearly 47 digital asset-related exchange-traded products across various jurisdictions. Although the Sponsor is a relatively new entity within the broader structure of 21Shares AG and its affiliates (collectively, the “21Shares Group”), the Sponsor utilizes a similar management team that the 21Shares Group has used in issuing and operating these exchange-traded products. Additionally, as of December 31, 2024, the Sponsor serves as sub-adviser to five investment companies registered under the 1940 Act.

The Sponsor is not under any liability to the Trust, the Trustee or any Shareholder for any action taken or for refraining from the taking of any action in good faith pursuant to the Trust Agreement, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any bitcoin or other assets held in trust hereunder; provided, however, that this provision will not protect the Sponsor against any liability to which it would otherwise be subject by reason of its own gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft, or any other document of any kind prima facie properly executed and submitted to it by the Trustee, the Trustee’s counsel or by any other Person for any matters arising hereunder. The Sponsor will in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for herein. The Trust will not incur the cost of that portion of any insurance which insures any party against any liability, the indemnification of which is herein prohibited.

The Sponsor and its shareholders, members, directors, officers, employees, affiliates and subsidiaries (each a “Sponsor Indemnified Party”) are indemnified by the Trust against any losses, judgments, liabilities, expenses and amounts paid in settlement of any claims arising out of or in connection with the performance of its obligations under the Trust Agreement or any actions taken in accordance with the provisions of the Trust Agreement, provided that (i) the Sponsor was acting on behalf of, or performing services for, the Trust and has determined, in good faith, that such course of conduct was in the best interests of the Trust and such liability or loss was not the result of fraud, gross negligence, bad faith, willful misconduct, or a material breach of this Trust Agreement on the part of the Sponsor and (ii) any such indemnification will be recoverable only from the Trust Estate. Any amounts payable to a Sponsor Indemnified Party under the Trust Agreement may be payable in advance or will be secured by a lien on the Trust. The Sponsor will not be under any obligation to appear in, prosecute or defend any legal action that in its opinion may involve it in any expense or liability; provided, however, that the Sponsor may, in its discretion, undertake any action that it may deem necessary or desirable in respect of the Trust Agreement and the rights and duties of the parties hereto and the interests of the Shareholders and, in such event, the legal expenses and costs of any such action will be expenses and costs of the Trust and the Sponsor will be entitled to be reimbursed therefor by the Trust. The obligations of the Trust to indemnify the Sponsor Indemnified Parties will survive the termination of the Trust Agreement.

The sub-adviser

ARK Investment Management LLC, serves as the Trust’s sub-adviser. The Sub-Adviser provides data, research, and, as needed, operational support to the Trust. As of December 31, 2024, the Sub-Adviser had approximately $29.36 billion in assets under management. The Trust is passively managed and does not pursue active management investment strategies, and the Sponsor and the Sub-Adviser do not actively manage the bitcoin held by the Trust. This means that the Sponsor and the Sub-Adviser do not sell bitcoin at times when its price is high or acquire bitcoin at low prices in the expectation of future price increases. It also means that the Sponsor and the Sub-Adviser do not make use of any of the hedging techniques available to professional bitcoin investors to attempt to reduce the risks of losses resulting from price decreases. The Sponsor entered into the Support Services Agreement with the Sub-Adviser and pays the Sub-Adviser out of the unitary fee it receives from the Trust.

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

As further discussed in the Trust Agreement, the Trustee is not liable for the acts or omissions of the Sponsor, nor is the Trustee liable for supervising or monitoring the performance and the duties and obligations of the Sponsor or the Trust under the Trust Agreement. The Trustee is not personally liable under any circumstances, except for its own willful misconduct, bad faith, or gross negligence.

The Trustee or any officer, affiliate, director, employee, or agent of the Trustee (each, an “Indemnified Person”) is entitled to indemnification from the Sponsor or the Trust, to the fullest extent permitted by law, from and against any and all losses, claims, taxes, damages, reasonable expenses, and liabilities (including liabilities under State or federal securities laws) of any kind and nature whatsoever (collectively, “Expenses”), to the extent that such Expenses arise out of or are imposed upon or asserted against such Indemnified Persons with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Trust Agreement or the transactions contemplated in the Trust Agreement; provided, however, that the Sponsor and the Trust are not required to indemnify any Indemnified Person for any Expenses that are a result of the willful misconduct, bad faith or gross negligence of such Indemnified Person.

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

the bitcoin custodianS

Coinbase, BitGo and Anchorage are the Bitcoin Custodians for the Trust and hold all of the Trust’s bitcoin on the Trust’s behalf.

The Bitcoin Custodians keep custody of all the Trust’s bitcoin, other than which is maintained in the Trading Balance with the Prime Broker, in the Cold Vault Balance. The Bitcoin Custodians keeps a substantial portion of the private keys associated with the Trust’s bitcoin in “cold storage” or similarly secure technology. Cold storage is a safeguarding method with multiple layers of protections and protocols, by which the private key(s) corresponding to the Trust’s bitcoin is (are) generated and stored in an offline manner. Private keys are generated in offline computers that are not connected to the internet so that they are resistant to being hacked. By contrast, in hot storage, the private keys are held online, where they are more accessible, leading to more efficient transfers, though they are potentially more vulnerable to being hacked. While the Bitcoin Custodians will generally keep a substantial portion of the Trust’s bitcoin in cold storage on an ongoing basis, it is possible that, from time to time, portions of the Trust’s bitcoin will be held outside of cold storage temporarily in the Trading Balance maintained by the Prime Broker as part of trade facilitation in connection with creations and redemptions of Baskets, to sell bitcoin including to pay Trust expenses, or to pay the Sponsor Fee, as necessary. The Trust’s bitcoin held in the Cold Vault Balance by the Bitcoin Custodians are held in segregated wallets and therefore are not commingled with the Bitcoin Custodians’ or other customer assets.

Cold storage of private keys may involve keeping such keys on a non-networked computer or electronic device or storing the public key and private keys on a storage device or printed medium and deleting the keys from all computers. The Bitcoin Custodians may receive deposits of bitcoin but may not send bitcoin without use of the corresponding private keys. To send bitcoin when the private keys are kept in cold storage, unsigned transactions must be physically transferred to the offline cold storage facility and signed using a software/hardware utility with the corresponding offline keys. At that point, the Bitcoin Custodians can upload the fully signed transaction to an online network and transfer the bitcoin. Such private keys are stored in cold storage facilities within the United States and Europe, exact locations of which are not disclosed for security reasons. A limited number of employees at the Bitcoin Custodians are involved in private key management operations, and the Bitcoin Custodians have each represented that no single individual has access to full private keys.

The Bitcoin Custodians’ internal audit team performs periodic internal audits over custody operations, and the Bitcoin Custodians have represented that Systems and Organizational Control (“SOC”) attestations covering private key management controls are also performed on the Bitcoin Custodians by an external provider.

The Bitcoin Custodians maintain a commercial crime insurance policy, which is intended to cover the loss of client assets held in cold storage, including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer. The insurance maintained by the Bitcoin Custodian is shared among all the Bitcoin Custodian’s customers, is not specific to the Trust or to customers holding bitcoin with the Bitcoin Custodian and may not be available or sufficient to protect the Trust from all possible losses or sources of losses.

Bitcoin held in the Trust’s account with the Bitcoin Custodians is the property of the Trust. The Trust, the Sponsor and the service providers will not loan or pledge the Trust’s assets nor will the Trust’s assets serve as collateral for any loan or similar arrangement. The Trust will not utilize leverage, derivatives, or any similar arrangements in seeking to meet its investment objective.

In the event of a fork, the Custodial Services Agreement provides that the Bitcoin Custodians may temporarily suspend services, and may, in their sole discretion, determine whether or not to support (or cease supporting) either branch of the forked protocol entirely, provided that the Bitcoin Custodians shall use commercially reasonable efforts to avoid ceasing to support both branches of such forked protocol and will support, at a minimum, the original digital asset. The Custodial Services Agreement provides that, other than as set forth therein, and provided that the Bitcoin Custodians shall make commercially reasonable efforts to assist the Trust to retrieve and/or obtain any assets related to a fork, airdrop or similar event the Bitcoin Custodians shall have no liability, obligation or responsibility whatsoever arising out of or relating to the operation of the underlying software protocols relating to the Bitcoin network or an unsupported branch of a forked protocol and, accordingly, the Trust acknowledges and assumes the risk of the same. The Custodial Services Agreement further provides that, unless specifically communicated by the relevant Bitcoin Custodian and its affiliates through a written public statement on their website, such Bitcoin Custodian does not support airdrops, metacoins, colored coins, side chains, or other derivative, enhanced or forked protocols, tokens or coins, which supplement or interact with bitcoin.

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

Under the Custodial Services Agreement, the Bitcoin Custodians’ liability is limited as follows, among others: (i) other than with respect to claims and losses arising from spot trading of bitcoin, or fraud or willful misconduct, among others, the Bitcoin Custodians’ aggregate liability under the Custodial Services Agreement shall not exceed the greater of (A) the greater of (x) $5 million and (y) the aggregate fees paid by the Trust to the Bitcoin Custodians in the 12 months prior to the event giving rise to the Bitcoin Custodians’ liability, and (B) the value of the affected bitcoin or cash giving rise to the Bitcoin Custodians’ liability; (ii) the Bitcoin Custodians’ aggregate liability in respect of each cold storage address shall not exceed $100 million; (iii) in respect of the Bitcoin Custodians’ obligations to indemnify the Trust and its affiliates against third party claims and losses to the extent arising out of or relating to, among others, the Bitcoin Custodians’ violation of any law, rule or regulation with respect to the provision of its services, the Bitcoin Custodians’ liability shall not exceed the greater of (A) $5 million and (B) the aggregate fees paid by the Trust to the Bitcoin Custodians in the 12 months prior to the event giving rise to the Bitcoin Custodians’ liability; and (iv) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Bitcoin Custodians are not liable, even if the Bitcoin Custodians have been advised of or knew or should have known of the possibility thereof. The Bitcoin Custodians are not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Bitcoin Custodians. Under the Custodial Services Agreement, except in the case of its negligence, fraud, material violation of applicable law or willful misconduct, the Bitcoin Custodians shall not have any liability, obligation, or responsibility for any damage or interruptions caused by any computer viruses, spyware, scareware, Trojan horses, worms or other malware that may affect the Trust’s computer or other equipment, or any phishing, spoofing or other attack, unless the Bitcoin Custodians fail to have commercially reasonable policies, procedures and technical controls in place to prevent such damages or interruptions.

The Bitcoin Custodians may terminate the Custodial Services Agreement for any reason upon providing the applicable notice to the Trust, or immediately for Cause (as defined in the Custodial Services Agreement), including, among others, if the Trust materially breaches the Prime Broker Agreement and such breach remains uncured, or undergoes a bankruptcy event.

The Sponsor may, in its sole discretion, add or terminate custodians at any time. The Sponsor may, in its sole discretion, change the custodians for the Trust’s bitcoin holdings, but it will have no obligation whatsoever to do so or to seek any terms for the Trust from other such custodians.

the prime broker

Pursuant to the Prime Broker Agreement, a portion of the Trust’s bitcoin holdings and cash holdings from time to time may be held with the Prime Broker, an affiliate of one of the Bitcoin Custodians, in the Trading Balance, in connection with the creation and redemption of Shares via cash transactions or to pay for Trust Expenses not assumed by the Sponsor in consideration for the Sponsor Fee. The amount of bitcoin that may be held in the Trading Balance will be limited to the amount necessary to process a given creation or redemption transaction, as applicable, or to pay for Trust Expenses not assumed by the Sponsor in consideration for the Sponsor Fee.

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

Once the Sponsor, on behalf of the Trust, places an order to purchase or sell bitcoin on the Trading Platform in connection with the creation or redemption of Shares via a cash transaction, the associated bitcoin or cash used to fund or fill the order, if any, will be placed on hold and will generally not be eligible for other use or withdrawal from the Trust’s Trading Balance. The Cold Vault Balance may be used directly to fund orders. With each Connected Trading Venue, the Prime Broker shall establish an account in the Prime Broker’s name, or in its name for the benefit of clients, to trade on behalf of its clients, including the Trust, and the Trust will not, by virtue of the Trading Balance the Trust maintains with the Prime Broker, have a direct legal relationship, or account with, any Connected Trading Venue.

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

The Prime Broker and the Bitcoin Custodians may, in their sole discretion, suspend, restrict or terminate the Trust’s prime broker services, including by suspending, restricting or closing any account of the Trust covered under the Prime Broker Agreement for Cause, at any time and with prior notice to the Trust.

the cash custodian

The Cash Custodian is The Bank of New York Mellon. The Cash Custodian’s services are governed under the Custody Agreement between The Bank of New York Mellon and the Trust. In performing its duties under the Custody Agreement, BNY Mellon is required to exercise the standard of care and diligence that a professional custodian for exchange-traded funds would observe in these affairs considering the prevailing rules, practices, procedures, and circumstances in the relevant market and to perform its duties without negligence, fraud, bad faith, willful misconduct, or reckless disregard of its duties under the Custody Agreement. Under the Custody Agreement, BNY Mellon is not liable for any losses, damages, costs, charges, expenses, or liabilities (including reasonable counsel fees and expenses) (collectively, “Losses”) except to the extent caused by BNY Mellon’s own bad faith, negligence, willful misconduct, or reckless disregard of its duties under the Custody Agreement.  The Trust will indemnify and hold harmless BNY Mellon from and against all Losses, incurred by BNY Mellon arising out of or relating to BNY Mellon’s performance under the Custody Agreement, except to the extent resulting from BNY Mellon’s failure to perform its obligations under the Custody Agreement in accordance with the agreement’s standard of care. The Sponsor may, in its sole discretion, add or terminate cash custodians at any time.

the marketing agent

Foreside Global Services, LLC (the “Marketing Agent”) is responsible for reviewing and approving the marketing materials prepared by the Sponsor for compliance with applicable SEC and Financial Industry Regulatory Authority (“FINRA”) advertising laws, rules, and regulations.

authorized participants

Creation Baskets are created or redeemed only by Authorized Participants. Each Authorized Participant must be a registered broker-dealer, a participant in DTC, and have entered into an agreement with the Sponsor and Administrator (the “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of Creation Baskets and for the delivery of cash in connection with such creations or redemptions. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.

Taxation of the trust

The Sponsor intends to take the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares is treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “pass through” to each beneficial owner of Shares. If the Trust sells bitcoin (for example, to pay fees or expenses), such a sale is a taxable event to Shareholders. Upon a Shareholder’s sale of its Shares, the Shareholder will be treated as having sold the pro rata share of the bitcoin held in the Trust at the time of the sale and may recognize gain or loss on such sale.

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

Risks Associated with Bitcoin and the Bitcoin Network

●	Digital assets such as bitcoin were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets that are uncertain and difficult to evaluate.

●	The value of the Shares relates directly to the value of bitcoin, the value of which may be highly volatile and subject to fluctuations due to a number of factors.

●	The value of the Shares depends on the development and acceptance of the Bitcoin network. The slowing or stopping of the development or acceptance of the Bitcoin network may adversely affect an investment in the Trust.

●	Due to the nature of private keys, bitcoin transactions are irrevocable, and stolen or incorrectly transferred bitcoin may be irretrievable. As a result, any incorrectly executed bitcoin transactions could adversely affect an investment in the Trust.

●	Security threats to the Trust’s account with the Bitcoin Custodians could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the price of the Shares.

●	Potential amendments to the Bitcoin network’s protocols and software could, if accepted and authorized by the Bitcoin network community, adversely affect an investment in the Trust.

●	A temporary or permanent “fork” of the Bitcoin blockchain could adversely affect an investment in the Trust.

●	Blockchain technologies are based on the theoretical conjectures as to the impossibility of solving certain cryptographical puzzles quickly. These premises may be incorrect or may become incorrect due to technological advances and could negatively impact the future usefulness of bitcoin and adversely affect an investment in the Trust.

●	The price of bitcoin on the bitcoin market has exhibited periods of extreme volatility, which could have a negative impact on the performance of the Trust. For example, between November 2021 and November 2022, the price of bitcoin fell from an all-time high of $68,789 to $15,460. As of December 31, 2024, the price of bitcoin was $93,390.22 (source: Coinbase).

●	Bitcoin exchanges on which bitcoin trades are relatively new and, in some cases, unregulated, and, therefore, may be more exposed to fraud and security breaches than established, regulated exchanges for other financial assets or instruments, which could have a negative impact on the performance of the Trust.

●	New competing digital assets may pose a challenge to bitcoin’s current market position, resulting in a reduction in demand for bitcoin, which could have a negative impact on the price of bitcoin and may have a negative impact on the performance of the Trust.

Risks Associated with Investing in the Trust

●	The value of the Shares may be influenced by a variety of factors unrelated to the value of bitcoin.

●	The NAV or Principal Market NAV may not always correspond to the market price of bitcoin and, as a result, Creation Baskets may be created or redeemed at a value that is different from the market price of the Shares.

●	The inability of Authorized Participants and market makers to hedge their bitcoin exposure may adversely affect the liquidity of Shares and the value of an investment in the Shares.

●	The Trust is subject to risks due to its concentration of investments in a single asset.

●	Possible illiquid markets may exacerbate losses or increase the variability between the Trust’s NAV or the Principal Market NAV and its market price.

●	The amount of bitcoin represented by the Shares will decline over time.

●	The Administrator is solely responsible for determining the value of the bitcoin holdings and bitcoin holdings per Share, and any errors, discontinuance or changes in such valuation calculations may have an adverse effect on the value of the Shares.

Risks Associated with the Regulatory Environment of Bitcoin

●	Future and current regulations by a United States or foreign government or quasi-governmental agency could have an adverse effect on an investment in the Trust.

●	Shareholders do not have the protections associated with ownership of Shares in an investment company registered under the 1940 Act or the protections afforded by the CEA.

●	Future legal or regulatory developments may negatively affect the value of bitcoin or require the Trust or the Sponsor to become registered with the SEC or CFTC, which may cause the Trust to incur unforeseen expenses or liquidate.

●	If regulatory changes or interpretations of an Authorized Participant’s, the Trust’s or the Sponsor’s activities require the regulation of an Authorized Participant, the Trust or the Sponsor as a money service business under the regulations promulgated by the Financial Crimes Enforcement Network (“FinCEN”), an Authorized Participant, the Trust or the Sponsor may be required to register and comply with such regulations, which could result in extraordinary, recurring and/or nonrecurring expenses.

Risks Associated with the Tax Treatment of the Trust and Bitcoin

●	Shareholders could incur a tax liability without an associated distribution of the Trust.

●	The tax treatment of bitcoin and transactions involving bitcoin for state and local tax purposes is not settled.

●	A hard “fork” of the Bitcoin blockchain could result in Shareholders incurring a tax liability.

Other Risks

●	The Exchange on which the Shares are listed may halt trading in the Trust’s Shares, which would adversely impact a Shareholder’s ability to sell Shares.

●	The market infrastructure of the bitcoin spot market could result in the absence of active Authorized Participants able to support the trading activity of the Trust, which would affect the liquidity of the Shares in the secondary market and make it difficult to dispose of Shares.

●	Shareholders that are not Authorized Participants may only purchase or sell their Shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect Shareholders’ investment in the Shares.

●	The Sponsor and Sub-Adviser are leanly staffed and rely heavily on key personnel. The departure of any such key personnel could negatively impact the Trust’s operations and adversely impact an investment in the Trust.

●	Shareholders do not have the rights enjoyed by investors in certain other vehicles and may be adversely affected by a lack of statutory rights and by limited voting and distribution rights. In certain circumstances, Shareholders may vote to appoint a successor Sponsor following the Voluntary Withdrawal of the Sponsor, or to continue the Trust in certain instances of dissolution of the Trust. Shareholders shall otherwise have no voting rights with respect to the Trust.

●	The liability of the Sponsor, Sub-Adviser and the Trustee is limited, and the value of the Shares will be adversely affected if the Trust is required to indemnify the Trustee, the Sponsor or the Sub-Adviser.

●	Due to the increased use of technologies, intentional and unintentional cyber-attacks pose operational and information security risks, the occurrence of which can negatively impact an investment in the Trust.

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

Several factors may affect the price of bitcoin, including, but not limited to, supply and demand, investors’ expectations with respect to the rate of inflation, interest rates, currency exchange rates or future regulatory measures (if any) that restrict the trading of bitcoin or the use of bitcoin as a form of payment. The issuance of bitcoin is determined by a computer code, not by a central bank, and prices can be extremely volatile. For instance, during the period from December 17, 2017, to December 14, 2018, bitcoin experienced a decline of roughly 84% and experienced a similar decline in value from November 2021 to June 2022. There is no assurance that bitcoin will maintain its long-term value in terms of purchasing power in the future, or that acceptance of bitcoin payments by mainstream retail merchants and commercial businesses will continue to grow. The value of the Trust’s investments in bitcoin could decline rapidly, including to zero.

Limits on bitcoin supply.

Under the source code that governs the Bitcoin network, the supply of new bitcoin is mathematically controlled so that the number of bitcoin grows at a limited rate pursuant to a pre-set schedule. The number of bitcoin awarded for solving a new block is automatically halved after every 210,000 blocks are added to the Bitcoin blockchain, approximately every 4 years. Currently, the fixed reward for solving a new block is 3.125 bitcoin per block and this is expected to halve once roughly every four years. This deliberately controlled rate of bitcoin creation means that the number of bitcoin in existence will increase at a controlled rate until the number of bitcoin in existence reaches the pre-determined 21 million bitcoin. However, the 21 million supply cap could be changed in a hard fork. It is currently estimated that the 21 million Bitcoin limitation will be reached in the year 2140.

The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including bitcoin, over the course of 2021, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for bitcoin. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout bitcoin’s history, including in 2011, 2013-2014, and 2017-2018, before repeating again in 2021-2022. Over the course of 2024, bitcoin prices have continued to exhibit extreme volatility.

Extreme volatility may persist, and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset exchanges by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned, and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO, who was found guilty of these criminal charges in November 2023. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In response to these events (collectively, the “2022 Events”), the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, digital asset prices, including bitcoin, may continue to experience significant volatility or price declines, and confidence in the digital asset markets may be further undermined. In addition, regulatory and enforcement scrutiny may increase, including from, among others, the U.S. Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities. These events are continuing to develop, and the full facts are continuing to emerge. It is not possible to predict at this time all of the risks that they may pose to the Trust, its service providers or to the digital asset industry as a whole.

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

As a result, trading activity on or reported by these digital asset exchanges is generally significantly less regulated than trading in regulated U.S. securities and commodities markets and may reflect behavior that would be prohibited in regulated U.S. trading venues. Furthermore, many spot markets lack certain safeguards put in place by more traditional exchanges to enhance the stability of trading on the exchange and prevent flash crashes, such as limit-down circuit breakers. As a result, the prices of digital assets such as bitcoin on digital asset exchanges may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities (such as market manipulation, front-running of trades, and wash-trading) may not be available to or employed by digital asset exchanges or may not exist at all. As a result, the marketplace may lose confidence in, or may experience problems relating to, these venues.

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

The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, could cause delays in trade execution due to potential operational issues arising from implementing a cash creation and redemption model, which involves greater operational steps (and therefore execution risk) than the originally contemplated in-kind creation and redemption model, or the potential unavailability or exhaustion of the Trust’s ability to borrow bitcoin or cash as trade credit (the “Trade Credits”), which the Trust would not be able to use in connection with in-kind creations and redemptions. Such delays could cause the execution price associated with such trades to materially deviate from the Index price used to determine the NAV. Even though the Authorized Participant is responsible for the dollar cost of such difference in prices, Authorized Participants could default on their obligations to the Trust, or such potential risks and costs could lead to Authorized Participants, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying bitcoin, to elect to not participate in the Trust’s Share creation and redemption processes. This may adversely affect the arbitrage mechanism intended to keep the price of the Shares closely linked to the price of bitcoin, and as a result, the price of the Shares may fall or otherwise diverge from NAV. If the arbitrage mechanism is not effective, purchases or sales of Shares on the secondary market could occur at a premium or discount to NAV, which could harm Shareholders by causing them buy Shares at a price higher than the value of the underlying bitcoin held by the Trust or sell Shares at a price lower than the value of the underlying bitcoin held by the Trust, causing Shareholders to suffer losses.

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

For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest digital asset exchanges could be subject to abrupt failure with consequences for both users of digital asset exchanges and the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014, halt of bitcoin withdrawals from Mt. Gox, the value of one bitcoin fell on other exchanges from around $795 on February 6, 2014, to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 bitcoin worth around $78 million were stolen from Bitfinex, a large digital asset exchange. The value of bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. In July 2017, FinCEN assessed a $110 million fine against BTC-E, a now defunct digital asset exchange, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based cryptocurrency exchange Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their exchange accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset exchange, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset exchange, Bitgrail, was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest digital asset exchanges, Binance, was hacked, resulting in losses of approximately $40 million. On February 21, 2025, Bybit, a digital asset exchange, experienced a significant security breach resulting in the loss of nearly $1.5 billion worth of ether.

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

The SEC has identified possible sources of fraud and manipulation in the bitcoin market generally, including, among others: (1) “wash trading”; (2) persons with a dominant position in bitcoin manipulating bitcoin pricing; (3) hacking of the Bitcoin network and trading platforms; (4) malicious control of the Bitcoin network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in bitcoin, new sources of demand for bitcoin, etc.) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether; and (7) fraud and manipulation at bitcoin trading platforms.

Over the past several years, a number of bitcoin spot markets have been closed or faced issues due to fraud. In many of these instances, the customers of such bitcoin spot markets were not compensated or made whole for the partial or complete losses of their account balances in such bitcoin exchanges.

In 2019, there were reports claiming that 80.95% of bitcoin trading volume on digital asset exchanges was false or noneconomic in nature, with specific focus on unregulated exchanges located outside of the United States. Such reports alleged that certain overseas exchanges have displayed suspicious trading activity suggestive of a variety of manipulative or fraudulent practices. Other academics and market observers have put forth evidence to support claims that manipulative trading activity has occurred on certain bitcoin exchanges. For example, in a 2017 paper titled “Price Manipulation in the Bitcoin Ecosystem” sponsored by the Interdisciplinary Cyber Research Center at Tel Aviv University, a group of researchers used publicly available trading data, as well as leaked transaction data from a 2014 Mt. Gox security breach, to identify and analyze the impact of “suspicious trading activity” on Mt. Gox between February and November 2013, which, according to the authors, caused the price of bitcoin to increase from around $150 to more than $1,000 over a two-month period. In August 2017, it was reported that a trader or group of traders nicknamed “Spoofy” was placing large orders on Bitfinex without actually executing them, presumably in order to influence other investors into buying or selling by creating a false appearance that greater demand existed in the market. In December 2017, an anonymous blogger (publishing under the pseudonym Bitfinex’d) cited publicly available trading data to support his or her claim that a trading bot nicknamed “Picasso” was pursuing a paint-the-tape-style manipulation strategy by buying and selling bitcoin and bitcoin cash between affiliated accounts in order to create the appearance of substantial trading activity and thereby influence the price of such assets.

In November 2022, FTX, one of the largest digital asset exchanges by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. Around the same time, there were reports that approximately $300-600 million of digital assets were removed from FTX, and the full facts remain unknown, including whether such removal was the result of a hack, theft, insider activity, or other improper behavior.

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

The further development and acceptance of the Bitcoin network, which is part of a new and rapidly changing industry, is subject to a variety of factors that are difficult to evaluate. For example, the Bitcoin network faces significant obstacles to increasing the usage of bitcoin without resulting in higher fees or slower transaction settlement times, and attempts to increase the volume of transactions may not be effective. The slowing, stopping or reversing of the development or acceptance or usage of the Bitcoin network may adversely affect the price of bitcoin and therefore an investment in the Shares. The further adoption of bitcoin will require growth in its usage and in the Bitcoin network. Adoption of bitcoin will also require an accommodating regulatory environment.

The use of bitcoin to, among other things, buy and sell goods and services is part of a new and rapidly evolving industry that employs digital assets based upon computer-generated mathematical and/or cryptographic protocols. Bitcoin is a prominent, but not unique, part of this industry. The growth of this industry is subject to a high degree of uncertainty, as new assets and technological innovations continue to develop and evolve. Currently, there is relatively limited use of bitcoin in the retail and commercial marketplace in comparison to relatively extensive use as a store of value, thus contributing to price volatility that could adversely affect an investment in the Shares. However, bitcoin may not be suited for a number of commercial uses, including those requiring real time payments, partially due to the amount of time that bitcoin transactions may potentially require in order to clear. This could result in decreasing usage of the network, to the extent that bitcoin does not otherwise become a store of asset value or meet the needs of another commercial use.

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

Digital assets, including bitcoin, are controllable only by the possessor of both the unique public key and private key or keys relating to the “digital wallet” in which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. To the extent a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, the Trust will be unable to access, and will effectively lose, the bitcoin held in the related digital wallet. In addition, if the Trust’s private keys are misappropriated and the Trust’s bitcoin holdings are stolen, including from or by the Bitcoin Custodians, the Trust could lose some or all of its bitcoin holdings, which would adversely impact an investment in Shares of the Trust. Any loss of private keys relating to digital wallets used to store the Trust’s Bitcoin would adversely affect the value of the Shares.

An investment in the Trust is not a deposit and is not FDIC-insured. Shareholders’ limited rights of legal recourse against the Trust, Trustee, Sponsor, Administrator, Prime Broker and Bitcoin Custodians expose the Trust and its Shareholders to the risk of loss of the Trust’s bitcoin for which no person or entity is liable.

The Trust is not a banking institution or otherwise a member of the Federal Deposit Insurance Corporation (“FDIC”) or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Trust nor the Sponsor insures the Trust’s bitcoin.

On September 11, 2024, the Trust entered into separate custodial services agreements (each, a “Custodial Services Agreement” and, collectively, including the agreement with Coinbase Custodian entered into between the Trust and Coinbase Custodian on May 8, 2024 (the “Coinbase Custody Agreement”), the “Custodial Services Agreements”) with each of (i) BitGo (the “BitGo Custody Agreement”) and (ii) Anchorage (the “Anchorage Custody Agreement”). While the Bitcoin Custodians have advised the Sponsor that they have insurance coverage that covers certain losses of the digital assets it custodies on behalf of its clients, including the Trust’s bitcoin, resulting from theft, Shareholders cannot be assured that the Bitcoin Custodians will maintain adequate insurance, that such coverage will cover losses with respect to the Trust’s bitcoin, or that sufficient insurance proceeds will be available to cover the Trust’s losses in full. The Bitcoin Custodians’ insurance may not cover the type of losses experienced by the Trust. Alternatively, the Trust may be forced to share such insurance proceeds with other clients or customers of the Bitcoin Custodians, which could reduce the amount of such proceeds that are available to the Trust. In addition, the bitcoin insurance market is limited, and the level of insurance maintained by the Bitcoin Custodians may be substantially lower than the assets of the Trust. While the Bitcoin Custodians maintain certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Trust cannot be assured that the Bitcoin Custodians will maintain capital reserves sufficient to cover actual or potential losses with respect to the Trust’s digital assets. The insurance maintained by the Bitcoin Custodians is shared among all of the Bitcoin Custodians’ customers, is not specific to the Trust or to customers holding ether with the Bitcoin Custodians, and may not be available or sufficient to protect the Trust from all possible losses or sources of losses.

Furthermore, under each of the Custodial Services Agreements, the respective Bitcoin Custodian’s liability is limited. With respect to the Coinbase Custody Agreement, Coinbase Custody’s liability is as follows, among others: (i) other than with respect to claims and losses arising from spot trading of bitcoin, fraud or willful misconduct, or the Mutually Capped Liabilities (defined below), the Coinbase Custodian’s aggregate liability under the Custodial Services Agreement shall not exceed the greater of (A) the greater of (x) $5 million and (y) the aggregate fees paid by the Trust to the Coinbase Custodian in the 12 months prior to the event giving rise to the Coinbase Custodian’s liability, and (B) the value of the affected bitcoin or cash giving rise to the Coinbase Custodian’s liability; (ii) the Coinbase Custodian’s aggregate liability in respect of each cold storage address shall not exceed $100 million; (iii) in respect of the Coinbase Custodian’s obligations to indemnify the Trust and its affiliates against third-party claims and losses to the extent arising out of or relating to, among others, the Coinbase Custodian’s gross negligence, violation of its confidentiality, data protection and/or information security obligations, or violation of any law, rule or regulation with respect to the provision of its services (the “Mutually Capped Liabilities”), the Coinbase Custodian’s liability shall not exceed the greater of (A) $5 million and (B) the aggregate fees paid by the Trust to the Coinbase Custodian in the 12 months prior to the event giving rise to the Coinbase Custodian’s liability; and (iv) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Coinbase Custodian is not liable, even if the Coinbase Custodian has been advised of or knew or should have known of the possibility thereof. In general, the Coinbase Custodian is not liable under the Custodial Services Agreement unless in the event of its negligence, fraud, material violation of applicable law or willful misconduct. The Coinbase Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Coinbase Custodian. In the event of potential losses incurred by the Trust as a result of the Coinbase Custodian losing control of the Trust’s bitcoin or failing to properly execute instructions on behalf of the Trust, the Coinbase Custodian’s liability with respect to the Trust will be subject to certain limitations which may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Coinbase Custodian directly caused such losses. Furthermore, the insurance maintained by the Coinbase Custodian may be insufficient to cover its liabilities to the Trust.

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

With respect to the Anchorage Custody Agreement, except for Anchorage’s bad acts, confidentiality obligations under the Anchorage Custody Agreement, indemnification obligations under Anchorage Custody Agreement, or obligations with respect to rights to or limits on use under the Anchorage Custody Agreement, Anchorage is not liable for any losses, whether in contract, tort or otherwise, for any amount in excess of fees paid by the Trust in the twelve (12) months prior to when the liability arises. Moreover, Anchorage is not liable for (i) losses which arise from its compliance with applicable laws, including sanctions laws administered by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury (the “U.S. Treasury Department”); or (ii) special, indirect or consequential damages, or lost profits or loss of business arising in connection with the Anchorage Custody Agreement. In addition, Anchorage is not liable for any losses which arise as a result of the non-return of digital assets that the Trust has delegated to Anchorage or a third party for on-chain services, such as staking, voting, vesting, and signaling, unless such losses occur as a result of Anchorage’s fraud or intentional misconduct.

Similarly, under the Prime Broker Agreement, the Prime Broker’s liability is limited as follows, among others: (i) other than with respect to claims and losses arising from spot trading of bitcoin, fraud or willful misconduct, or the PB Mutually Capped Liabilities (defined below), the Prime Broker’s aggregate liability shall not exceed the greater of (A) the greater of (x) $5 million and (y) the aggregate fees paid by the Trust to the Prime Broker in the 12 months prior to the event giving rise to the Prime Broker’s liability, and (B) the value of the cash or affected bitcoin giving rise to the Prime Broker’s liability; (ii) in respect of the Prime Broker’s obligations to indemnify the Trust and its affiliates against third-party claims and losses to the extent arising out of or relating to, among others, the Prime Broker’s gross negligence, violation of its confidentiality, data protection and/or information security obligations, violation of any law, rule or regulation with respect to the provision of its services, or the full amount of the Trust’s assets lost due to the insolvency of or security event at a Connected Trading Venue (the “PB Mutually Capped Liabilities”), the Prime Broker’s liability shall not exceed the greater of (A) $5 million and (B) the aggregate fees paid by the Trust to the Prime Broker in the 12 months prior to the event giving rise to the Prime Broker’s liability; and (iii) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Prime Broker is not liable, even if the Prime Broker has been advised of or knew or should have known of the possibility thereof. In general, with limited exceptions (such as for failing to execute an order), the Prime Broker is not liable under the Prime Broker Agreement unless in the event of its gross negligence, fraud, material violation of applicable law or willful misconduct. The Prime Broker is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Prime Broker. These and the other limitations on the Prime Broker’s liability may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Prime Broker directly caused such losses. Both the Trust and the Prime Broker and its affiliates (including the Bitcoin Custodians) are required to indemnify each other under certain circumstances.

Moreover, in the event of an insolvency or bankruptcy of the Prime Broker (in the case of the Trading Balance) or the Bitcoin Custodians (in the case of the Cold Vault Balance) in the future, given that the contractual protections and legal rights of customers with respect to digital assets held on their behalf by third parties are relatively untested in a bankruptcy of an entity such as the Bitcoin Custodians or Prime Broker in the virtual currency industry, there is a risk that customers’ assets – including the Trust’s assets – may be considered the property of the bankruptcy estate of the Prime Broker (in the case of the Trading Balance) or the Bitcoin Custodians (in the case of the Cold Vault Balance), and customers – including the Trust – may be at risk of being treated as general unsecured creditors of such entities and subject to the risk of total loss or markdowns on value of such assets.

The Coinbase Custody Agreement contains an agreement by the parties to treat the bitcoin credited to the Cold Vault Balance as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”), in addition to stating that the Bitcoin Custodians will serve as fiduciaries and custodians on the Trust’s behalf. One of the Bitcoin Custodian’s parent, Coinbase Global Inc., has stated in its most recent public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate in the event the Bitcoin Custodian were to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If a Bitcoin Custodian became subject to insolvency proceedings and a court were to rule that the custodied bitcoin were part of such Bitcoin Custodian’s general estate and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in the Bitcoin Custodian’s insolvency proceedings and the Trust could be subject to the loss of all or a significant portion of its assets. Moreover, in the event of the bankruptcy of a Bitcoin Custodian, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with such Bitcoin Custodian, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares.

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

The Prime Broker is not required to hold any of the bitcoin or cash in the Trust’s Trading Balance in segregation. Within the Trading Balance, the Prime Broker Agreement provides that the Trust does not have an identifiable claim to any particular bitcoin (and cash). Instead, the Trust’s Trading Balance represents an entitlement to a pro rata share of the bitcoin (and cash) the Prime Broker has allocated to the omnibus wallets the Prime Broker holds, as well as the accounts in the Prime Broker’s name that the Prime Broker maintains at Connected Trading Venues (which are typically held on an omnibus, rather than segregated, basis). If the Prime Broker suffers an insolvency event, there is a risk that the Trust’s assets held in the Trading Balance could be considered part of the Prime Broker’s bankruptcy estate and the Trust could be treated as a general unsecured creditor of the Prime Broker, which could result in losses for the Trust and Shareholders. Moreover, in the event of the bankruptcy of the Prime Broker, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the Prime Broker, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares.

Under the Trust Agreement, the Trustee and the Sponsor will not be liable for any liability or expense incurred, including, without limitation, as a result of any loss of bitcoin by the Bitcoin Custodians or Prime Broker, absent willful misconduct, gross negligence, reckless disregard or bad faith on the part of the Trustee or the Sponsor or breach by the Sponsor of the Trust Agreement, as the case may be. As a result, the recourse of the Trust or the Shareholders to the Trustee or the Sponsor, including in the event of a loss of bitcoin by the Bitcoin Custodians or Prime Broker, is limited.

The Shareholders’ recourse against the Sponsor, the Trustee, and the Trust’s other service providers for the services they provide to the Trust, including, without limitation, those relating to the holding of bitcoin or the provision of instructions relating to the movement of bitcoin, is limited. For the avoidance of doubt, neither the Sponsor, the Trustee, nor any of their affiliates, nor any other party has guaranteed the assets or liabilities, or otherwise assumed the liabilities, of the Trust, or the obligations or liabilities of any service provider to the Trust, including, without limitation, the Bitcoin Custodians and Prime Broker. The Prime Broker Agreement and Custodial Services Agreements provide that neither the Sponsor, the Trustee, nor their affiliates shall have any obligation of any kind or nature whatsoever, by guaranty, enforcement or otherwise, with respect to the performance of any the Trust’s obligations, agreements, representations or warranties under the Prime Broker Agreement or Custodial Services Agreements or any transaction thereunder. Consequently, a loss may be suffered with respect to the Trust’s bitcoin that is not covered by the Bitcoin Custodians’ insurance and for which no person is liable in damages. As a result, the recourse of the Trust or the Shareholders, under applicable law, is limited.

Loss of a critical banking relationship for, or the failure of a bank used by, the Trust or the Prime Broker could adversely impact the Trust’s ability to create or redeem Baskets, or could cause losses to the Trust.

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

The Trust could also suffer losses in the event that a bank in which the Trust holds assets fails, becomes insolvent, enters receivership, is taken over by regulators, enters financial distress, or otherwise suffers adverse effects to its financial condition or operational status. Recently, some banks have experienced financial distress. For example, on March 8, 2023, the California Department of Financial Protection and Innovation (“DFPI”) announced that Silvergate Bank had entered voluntary liquidation, and on March 10, 2023, Silicon Valley Bank, (“SVB”), was closed by the DFPI, which appointed the FDIC as receiver. Similarly, on March 12, 2023, the New York Department of Financial Services took possession of Signature Bank and appointed the FDIC as receiver. A joint statement by the U.S. Treasury Department, the Federal Reserve and the FDIC on March 12, 2023, stated that depositors in Signature and SVB will have access to all of their funds, including funds held in deposit accounts, in excess of the insured amount. On May 1, 2023, First Republic Bank was closed by the DFPI. Following a bidding process, the FDIC entered into a purchase and assumption agreement with JPMorgan Chase Bank, National Association, to acquire the substantial majority of the assets and assume certain liabilities of First Republic Bank from the FDIC.

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

If any of the Custodial Services Agreements or Prime Broker Agreement is terminated or any of the Bitcoin Custodians or Prime Broker fails to provide services as required, the Trustee may need to find and appoint a replacement Bitcoin Custodian or Prime Broker, which could pose a challenge to the safekeeping of the Trust’s bitcoin, and the Trust’s ability to continue to operate may be adversely affected.

The Trust is dependent on the Bitcoin Custodians and the Prime Broker to operate. The Bitcoin Custodians perform essential functions in terms of safekeeping the Trust’s bitcoin in the Cold Vault Balance, and the Prime Broker facilitates the selling of bitcoin by the Trust to pay the Sponsor’s Fee and, to the extent applicable, other Trust expenses, and in extraordinary circumstances, to liquidate the Trust. If any of the Bitcoin Custodians or Coinbase Inc. fails to perform the functions they perform for the Trust, the Trust may be unable to operate or create or redeem Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares.

On March 22, 2023, the Prime Broker and its parent, Coinbase Global, Inc. (such parent, “Coinbase Global” and together with Coinbase Inc., the “Relevant Coinbase Entities”) received a “Wells Notice” from the SEC staff stating that the SEC staff made a “preliminary determination” to recommend that the SEC file an enforcement action against the Relevant Coinbase Entities alleging violations of the federal securities laws, including the Exchange Act and the Securities Act. According to Coinbase Global’s public reporting company disclosure, based on discussions with the SEC staff, the Relevant Coinbase Entities believe these potential enforcement actions would relate to aspects of the Relevant Coinbase Entities’ Coinbase Prime service, spot market, staking service Coinbase Earn, and Coinbase Wallet, and the potential civil action may seek injunctive relief, disgorgement, and civil penalties. On June 6, 2023, the SEC filed a complaint against the Relevant Coinbase Entities in federal district court in the Southern District of New York, alleging, inter alia: (i) that Coinbase Inc. has violated the Exchange Act by failing to register with the SEC as a national securities exchange, broker-dealer, and clearing agency, in connection with activities involving certain identified digital assets that the SEC’s complaint alleges are securities, (ii) that Coinbase Inc. has violated the Securities Act by failing to register with the SEC the offer and sale of its staking program, and (iii) that Coinbase Global is jointly and severally liable as a control person under the Exchange Act for Coinbase Inc.’s violations of the Exchange Act to the same extent as Coinbase Inc. On February 27, 2025, the SEC announced that it had filed a joint stipulation with Coinbase Inc. and Coinbase Global Inc. to dismiss the ongoing civil enforcement action against the two entities. The SEC’s complaint against the Relevant Coinbase Entities does not allege that bitcoin is a security nor does it allege that Coinbase Inc’s activities involving bitcoin caused the alleged registration violations, and Coinbase Custodian was not named as a defendant. In the event of any future SEC or other governmental, regulatory or other enforcement action or litigation, Coinbase Inc., as Prime Broker, could be required, as a result of a judicial determination, or could choose, to restrict or curtail the services it offers, or its financial condition and ability to provide services to the Trust could be affected. If the Prime Broker were to be required or choose, as a result of a regulatory action or litigation, to restrict or curtail the services it offers, it could negatively affect the Trust’s ability to operate or process creations or redemptions of Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares. While Coinbase Custodian was not named in the complaint, if Coinbase Global, as the parent of Coinbase Custody, is required, as a result of a judicial determination, or could choose, to restrict or curtail the services its subsidiaries provide to the Trust, or its financial condition is negatively affected, it could negatively affect the Trust’s ability to operate.

Alternatively, the Trust could replace Coinbase Custodian as a custodian with custody of the Trust’s bitcoin, pursuant to the Coinbase Custody Agreement. Similarly, Coinbase Custodian or Coinbase Inc. could terminate services under the Prime Broker Agreement respectively upon providing the applicable notice to the Trust for any reason, or immediately for Cause (as defined below). Transferring maintenance responsibilities of the Trust’s account at Coinbase Custodian to another custodian will likely be complex and could subject the Trust’s bitcoin to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets. As Prime Broker, Coinbase Inc. does not guarantee uninterrupted access to the Trading Platform or the services it provides to the Trust as Prime Broker. Under certain circumstances, Coinbase Inc. is permitted to halt or suspend trading on its trading platform, or impose limits on the amount or size of, or reject, the Trust’s orders, including in the event of, among others, (a) delays, suspension of operations, failure in performance, or interruption of service that are directly due to a cause or condition beyond the reasonable control of Coinbase Inc, (b) the Trust has engaged in unlawful or abusive activities or fraud, (c) the acceptance of the Trust’s order would cause the amount of Trade Credits extended to exceed the maximum amount of Trade Credit that the Trust’s agreement with the Trade Credit Lender permits to be outstanding at any one time, or (d) a security or technology issue occurred and is continuing that results in Coinbase Inc. being unable to provide trading services or accept the Trust’s order, in each case, subject to certain protections for the Trust. Also, if Coinbase Custodian or Coinbase Inc. become insolvent, suffer business failure, cease business operations, default on or fail to perform their obligations under their contractual agreements with the Trust, or abruptly discontinue the services they provide to the Trust for any reason, the Trust’s operations would be adversely affected.

The Trustee may not be able to find a party willing to serve as a bitcoin custodian of the Trust’s bitcoin or as the Trust’s prime broker under the same terms as the current Custodial Service Agreements or Prime Broker Agreement or at all. To the extent that Trustee is not able to find a suitable party willing to serve as the custodian or prime broker, the Trustee may be required to terminate the Trust and liquidate the Trust’s bitcoin. In addition, to the extent that the Trustee finds a suitable party but must enter into a new custodian agreement or prime broker agreement that is less favorable for the Trust or Trustee, the value of the Shares could be adversely affected. If the Trust is unable to find a replacement prime broker, its operations could be adversely affected.

The Bitcoin Custodians and Prime Broker may act in the same or similar capacity for other competing products.

Currently, the number of digital assets intermediaries with the reputation and operational capability to serve as custodian and/or prime broker to the Trust or other competing products is limited. The Bitcoin Custodians and Prime Broker may act in the same or similar capacity for other competing products, including exchange-traded products offering exposure to the spot bitcoin market or other digital assets. The Trust is therefore subject to risks associated with these competing products utilizing the same service providers for bitcoin custodial and prime brokerage services.

To the extent that exchange-traded products offering exposure to the spot bitcoin market or other digital assets utilize substantially the same service providers for bitcoin custodial and prime brokerage services, this industry concentration may result in the development of fewer other digital assets intermediaries with the reputation and operational capability to provide bitcoin custodial and prime brokerage services to the Trust or other competing products. This, in turn, could make it difficult for the Trust to find and appoint a replacement custodian or prime broker, to the extent the Sponsor deems such action necessary.

This industry concentration also may have the effect of magnifying the risks associated with the Bitcoin Custodians and Prime Broker, as operational disruptions or adverse developments impacting the Bitcoin Custodians or the Prime Broker may be felt on an industry-wide basis. A loss of confidence or breach of the Bitcoin Custodians or Prime Broker may adversely affect not only the Trust and the value of an investment in the Shares, but also these competing products utilizing the same service providers for bitcoin custodial and prime brokerage services and, more generally, exchange-traded products offering exposure to the spot bitcoin market or other digital assets. These industry-wide adverse effects could result in a broader loss of confidence in exchange-traded products offering exposure to the spot bitcoin market or other digital assets, which could further impact the Trust and the value of an investment in the Shares.

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

The Sponsor and the Trust have adopted and implemented policies and procedures that are designed to ensure that they do not violate applicable AML and sanctions laws and regulations and to comply with any applicable KYC laws and regulations. The Sponsor and the Trust will only interact with known third party service providers with respect to whom it has engaged in a due diligence process to ensure a thorough KYC process, such as the Authorized Participants and the Bitcoin Custodians. Authorized Participants, as broker-dealers, and the Bitcoin Custodians, as a limited purpose trust company subject to New York Banking Law, are subject to the U.S. Bank Secrecy Act (as amended) (“BSA”) and U.S. economic sanctions laws. In addition, the Trust will only accept creations and redemption requests from regulated Authorized Participants who themselves are subject to applicable sanctions and anti-money laundering laws and have compliance programs that are designed to ensure compliance with those laws. In addition, Bitcoin Counterparties will be contractually obligated that all bitcoin they deliver to the Trust will be from lawful sources. The Trust will not hold any bitcoin except those that have been delivered by a Bitcoin Counterparty in connection with creation requests.

The Bitcoin Custodians have adopted and implemented anti-money laundering and sanctions compliance programs, which provide additional protections to ensure that the Sponsor and the Trust do not transact with a sanctioned party. Notably, the Bitcoin Custodians performs Know-Your-Transaction (“KYT”) screening using blockchain analytics to identify, detect, and mitigate the risk of transacting with a sanctioned or other unlawful actor. Pursuant to the Bitcoin Custodians’ KYT program, any bitcoin that is delivered to the Trust’s custody account will undergo screening to ensure that the origins of that bitcoin are not illicit.

There is no guarantee that such procedures will always be effective. If the Authorized Participants or Bitcoin Counterparties have inadequate policies, procedures and controls for complying with applicable anti-money laundering and applicable sanctions laws or the Trust’s diligence is ineffective, violations of such laws could result, which could result in regulatory liability for the Trust, the Sponsor, the Trustee or their affiliates under such laws, including governmental fines, penalties, and other punishments, as well as potential liability to or cessation of services by the Prime Broker and its affiliates, including the Bitcoin Custodians. Any of the foregoing could result in losses to the Shareholders or negatively affect the Trust’s ability to operate.

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

As a result, any individual can propose refinements or improvements to the Bitcoin network’s source code through one or more software upgrades that could alter the protocols governing the Bitcoin network and the properties of bitcoin. When a modification is proposed and a substantial majority of users and miners consent to the modification, the change is implemented and the Bitcoin network remains uninterrupted. However, a “hard fork” occurs if less than a substantial majority of users and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification. In other words, two incompatible networks would then exist: (1) one network running the pre-modified software and (2) another network running the modified software. The effect of such a fork would be the existence of two versions of bitcoin running in parallel, and the creation of a new digital asset which lacks interchangeability with its predecessor. This is in contrast to a “soft fork,” or a proposed modification to the software governing the network that results in a post-update network that is compatible with the network as it existed prior to the update, because it restricts the network operations that can be performed after the update.

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

Airdrops.

Bitcoin may become subject to an occurrence similar to a fork, which is known as an “airdrop.” In an airdrop, the promotors of a new digital asset announce to holders of another digital asset that they will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset. For example, in March 2017, the promoters of Stellar Lumens announced that anyone that owned bitcoin as of June 26, 2017, could claim, until August 27, 2017, a certain amount of Stellar Lumens. The Index does not include airdrops under its current methodology or track airdrops involving bitcoin. Accordingly, the Trust will not participate in airdrops.

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

Thefts and cyber-attacks can have a negative impact on the reputation, market price, value, or liquidity of bitcoin. Through investment in the Trust, investors would be indirectly exposed to the risk and potential impact of a cyber-attack. A loss associated with a cyber-attack, including a total loss, is possible. While the Sponsor and the Bitcoin Custodians have taken reasonable measures to prevent a theft or hacking of the Trust’s bitcoin holdings, such an event cannot be fully excluded from the Trust’s overall market exposure, and the losses associated with such an event would be borne by investors.

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

As the use of digital asset networks increases without a corresponding increase in transaction processing speed of the networks, average fees and settlement times can increase significantly. Bitcoin’s network has been, at times, at capacity, which has led to increased transaction fees. Since January 1, 2019, bitcoin transaction fees have increased from $0.18 per-bitcoin transaction, on average, to a high of $60.95 per transaction, on average, on April 20, 2021. As of December 31, 2024, bitcoin transaction fees were $- per transaction, on average, over a one-year trailing basis.

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

Furthermore, the incentives for miners to contribute processing power to the Bitcoin network is set to decrease over time. As a result of the Bitcoin network’s “halving” mechanism, the block reward that miners receive for successfully mining a block are cut in half each time the Bitcoin network mines 210,000 blocks. This type of “halving” event generally occurs once every four years and will continue until the maximum possible 21 million bitcoin have been mined and released into circulation. Currently, there are approximately 20 million bitcoin that have been mined and are in circulation.

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

Concerns have been raised about the electricity required to secure and maintain digital asset networks. For example, as of December 31, 2024, approximately - million tera hashes are performed every second in connection with mining on the Bitcoin network. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. The operations of the Bitcoin network and other digital asset networks may also consume significant amounts of energy. Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations.

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

Deviations between the Trust’s NAV and NAV per Share versus the Trust’s Principal Market NAV and Principal Market NAV per Share may occur.

The Trust uses the Index to determine its NAV and NAV per Share. However, for financial statement purposes, the Trust’s bitcoin is carried at fair value as required by GAAP, which requires a determination based on the price of bitcoin on principal market as identified by the Trust as set for in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). See “Net Asset Value Determinations” below. The Trust expects the applicable NAV and NAV per Share and corresponding Principal Market NAV and Principal Market NAV to accurately reflect the price of bitcoin. However, deviations can occur between the prices from the principal market chosen by the GAAP fair value methodology and Index, which takes into consideration prices from all of the markets used to calculate the Index.

If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of bitcoin may not exist and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

If the processes of creation and redemption of Shares (which depend on timely transfers of bitcoin to and by the Bitcoin Custodians) encounter any unanticipated difficulties due to, for example, the price volatility of bitcoin, the insolvency, business failure or interruption, default, failure to perform, security breach, or other problems affecting the Bitcoin Custodians, any operational issues that may arise from creating and redeeming Shares via cash transactions, the closing of bitcoin trading platforms due to fraud, failures, security breaches or otherwise, or network outages or congestion, spikes in transaction fees demanded by miners, or other problems or disruptions affecting the Bitcoin network, then potential market participants, such as the Authorized Participants and their customers, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying bitcoin may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. In certain such cases, the Sponsor may suspend the process of creation and redemption of Baskets. During such times, trading spreads, and the resulting premium or discount, on Shares may widen. Alternatively, in the case of a network outage or other problems affecting the Bitcoin network, the processing of transactions on the Bitcoin network may be disrupted, which in turn could affect the creation or redemption of Baskets. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of bitcoin and may fall or otherwise diverge from NAV. Furthermore, in the event that the market for bitcoin should become relatively illiquid and thereby materially restrict opportunities for arbitraging by delivering bitcoin in return for Baskets, the price of Shares may diverge from the value of bitcoin.

Owning Shares is different than directly owning bitcoin.

Investors should be aware that the market value of Shares of the Trust may not have a direct relationship with the prevailing price of bitcoin, and changes in the prevailing price of bitcoin similarly will not necessarily result in a comparable change in the market value of Shares of the Trust. The performance of the Trust will not reflect the specific return an investor would realize if the investor actually held or purchased bitcoin directly. The differences in performance may be due to factors such as fees, transaction costs, operating hours of the Exchange and index tracking risk. Investors will also forgo certain rights conferred by owning bitcoin directly, such as the right to claim airdrops. See “Risk Factors — The inability to recognize the economic benefit of a ‘fork’ or an ‘airdrop’ could adversely impact an investment in the Trust.”

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

Counterparty risk.

The Sponsor, Trust, Bitcoin Counterparty, and Authorized Participants are subject to counterparty risk. A Bitcoin Counterparty may fail to deliver to the Trust’s account at a Bitcoin Custodian the amount of bitcoin associated with a creation order, a Bitcoin Counterparty may fail to deliver to the Trust’s account at the Cash Custodian the amount of cash associated with a redemption order, or the Cash Custodian may fail to deliver to the Authorized Participant at settlement the cash proceeds from the sale of bitcoin associated with a redemption order.

The value of the Shares may be influenced by a variety of factors unrelated to the value of bitcoin.

The value of the Shares may be influenced by a variety of factors unrelated to the price of bitcoin and the bitcoin exchanges included in the Index that may have an adverse effect on the price of the Shares. These factors include, but are not limited to, the following factors:

●	Unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the Shares may arise, in particular due to the fact that the mechanisms and procedures governing the creation and offering of the Shares and storage of bitcoin have been developed specifically for this product;

●	The Trust could experience difficulties in operating and maintaining its technical infrastructure, including in connection with expansions or updates to such infrastructure, which are likely to be complex and could lead to unanticipated delays, unforeseen expenses and security vulnerabilities;

●	The Trust could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect the Trust’s account with a Bitcoin Custodian, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets; or

●	Service providers may decide to terminate their relationships with the Trust due to concerns that the introduction of privacy enhancing features to the Bitcoin network may increase the potential for bitcoin to be used to facilitate crime, exposing such service providers to potential reputational harm.

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

The Administrator will determine the Trust’s NAV and the Trust’s Principal Market NAV. The Administrator’s determination is made utilizing data from the Bitcoin Custodians’ operations and the Index (in the case of the NAV) and the principal market for bitcoin as determined by the Trust (in the case of the Principal Market NAV). To the extent that the Trust’s NAV or the Principal Market NAV are incorrectly calculated, the Administrator may not be liable for any error and such misreporting of valuation data could adversely affect an investment in the Shares.

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

Security breaches, cyber-attacks, computer malware and computer hacking attacks have been a prevalent concern in relation to digital assets. Multiple thefts of bitcoin and other digital assets from other holders have occurred in the past. Because of the decentralized process for transferring bitcoin, thefts can be difficult to trace, which may make bitcoin a particularly attractive target for theft. Cybersecurity failures or breaches of one or more of the Trust’s service providers (including but not limited to, the Index Provider, the Transfer Agent, the Administrator, or the Bitcoin Custodians) have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs.

The Trust and its service providers’ use of internet, technology and information systems (including mobile devices and cloud-based service offerings) may expose the Trust to potential risks linked to cybersecurity breaches of those technological or information systems. Security breaches, computer malware, ransomware and computer hacking attacks have been a prevalent concern in relation to digital assets. The Sponsor believes that the Trust’s bitcoin held in the Trust’s account with the Bitcoin Custodians will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal the Trust’s bitcoin or private keys and will only become more appealing as the Trust’s assets grow. To the extent that the Trust, the Sponsor or the Bitcoin Custodians are unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Trust’s bitcoin may be subject to theft, loss, destruction or other attack.

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

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, the Sub-Adviser, the Bitcoin Custodians, or otherwise, and, as a result, an unauthorized party may obtain access to the Trust’s account with the Bitcoin Custodians, the private keys (and therefore bitcoin) or other data of the Trust. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor, the Sub-Adviser, the Bitcoin Custodians, or the Trust’s other service providers to disclose sensitive information in order to gain access to the Trust’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor and the Bitcoin Custodians may be unable to anticipate these techniques or implement adequate preventative measures.

An actual or perceived breach of the Trust’s account with the Bitcoin Custodians could harm the Trust’s operations, result in partial or total loss of the Trust’s assets, damage the Trust’s reputation and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the price of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the price of the Shares.

While the Sponsor has established business continuity plans and systems that it believes are reasonably designed to prevent cyber-attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been, or cannot be, identified. Service providers may have limited indemnification obligations to the Trust, which could be negatively impacted as a result.

If the Trust’s holdings of bitcoin are lost, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources, including insurance coverage, sufficient to satisfy the Trust’s claim. For example, as to a particular event of loss, the only source of recovery for the Trust may be limited to the relevant custodian or, to the extent identifiable, other responsible third parties (for example, a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust. Similarly, as noted below, the Bitcoin Custodians have extraordinarily limited liability to the Trust, which will adversely affect the Trust’s ability to seek recovery from them, even when they are at fault.

It may not be possible, either because of a lack of available policies or because of prohibitive cost, for the Trust to obtain insurance that would cover losses of the Trust’s bitcoin. If an uninsured loss occurs or a loss exceeds policy limits, the Trust could lose all of its assets.

The Bitcoin Custodians could become insolvent.

The Trust’s assets are held in accounts maintained for the Trust by the Bitcoin Custodians and may in the future be held at other custodian banks which may be located in other jurisdictions. The Bitcoin Custodians are not depository institutions as they are not insured by the FDIC. The insolvency of the Bitcoin Custodians or of any broker, custodian bank or clearing corporation used by the Bitcoin Custodians, may result in the loss of all or a substantial portion of the Trust’s assets or in a significant delay in the Trust having access to those assets. Additionally, custody of digital assets presents inherent and unique risks relating to access loss, theft and means of recourse in such scenarios. These risks are applicable to the Trust’s use of Coinbase Custody.

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

A lack of active trading markets for the Shares may result in losses on Shareholders’ investments at the time of disposition of Shares.

Although Shares of the Trust are listed and traded on an exchange, there can be no guarantee that an active trading market for the Shares will be maintained. If Shareholders need to sell their Shares at a time when no active market for them exists, the price Shareholders receive for their Shares, assuming that Shareholders are able to sell them, may be lower than the price that Shareholders would receive if an active market did exist and, accordingly, a Shareholder may suffer losses.

Several factors may affect the Trust’s ability to achieve its investment objective on a consistent basis.

There can be no assurance that the Trust will achieve its investment objective. Factors that may affect the Trust’s ability to meet its investment objective include: (1) The Trust’s or the Bitcoin Counterparties’ ability to purchase and sell bitcoin in an efficient manner to effectuate creation and redemption orders; (2) transaction fees associated with the Bitcoin network; (3) the bitcoin market becoming illiquid or disrupted; (4) the need to conform the Trust’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (5) early or unanticipated closings of the markets on which bitcoin trades, resulting in the inability of Authorized Participants to execute intended portfolio transactions; and (6) accounting standards.

The amount of bitcoin represented by the Shares will decline over time.

The amount of bitcoin represented by the Shares will continue to be reduced during the life of the Trust due to the transfer of the Trust’s bitcoin to pay for the Sponsor Fee and other liabilities.

Each outstanding Share represents a fractional, undivided interest in the bitcoin held by the Trust. The Trust does not generate any income and transfers bitcoin to pay for the Sponsor Fee and other liabilities. Therefore, the amount of bitcoin represented by each Share will gradually decline over time. This is also true with respect to Shares that are issued in exchange for additional bitcoin over time, as the amount of bitcoin required to create Shares proportionally reflects the amount of bitcoin represented by the Shares outstanding at the time of such Creation Basket being created. Assuming a constant bitcoin price, the trading price of the Shares is expected to gradually decline relative to the price of bitcoin as the amount of bitcoin represented by the Shares gradually declines.

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

A loss of confidence or breach of the Bitcoin Custodians may adversely affect the Trust and the value of an investment in the Shares.

Custody and security services for the Trust’s bitcoin are provided by the Bitcoin Custodians, although the Trust may retain other custodians at a later date. Bitcoin held by the Trust may be custodied or secured in different ways. Over time, the Trust may change the custody or security arrangement for all or a portion of its holdings. The Sponsor will decide the appropriate custody and arrangements based on, among other factors, the availability of experienced bitcoin custodians and the Trust’s ability to securely safeguard the bitcoin.

The Trust expects that the Bitcoin Custodians will custody most or all of the Trust’s bitcoin holdings. A loss of confidence or breach of the Bitcoin Custodians may adversely affect the Trust and the value of an investment in the Shares.

The Sponsor may need to find and appoint a replacement bitcoin custodian or prime broker quickly, which could pose a challenge to the safekeeping of the Trust’s bitcoin.

The Sponsor could decide to replace one or more of the Bitcoin Custodians as a custodian of the Trust’s bitcoin or the Prime Broker as the provider of prime brokerages to the Trust. Transferring maintenance responsibilities of the Trust’s accounts with the Bitcoin Custodians and the Prime Broker to another party will likely be complex and could subject the Trust’s bitcoin to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets.

The Sponsor may not be able to find a party willing to serve as a bitcoin custodian under the same terms as the current Custodial Services Agreements, or as a prime broker under the same terms as the current Prime Broker Agreement. To the extent that Sponsor is not able to find a suitable party willing to serve as a bitcoin custodian or a prime broker, as applicable, the Sponsor may be required to terminate the Trust and liquidate the Trust’s bitcoin. In addition, to the extent that the Sponsor finds a suitable party but must enter into a modified custodial services agreement or prime broker agreement that costs more, the value of the Shares could be adversely affected.

Lack of recourse.

The Bitcoin Custodians have limited liability, impairing the ability of the Trust to recover losses relating to its bitcoin and any recovery may be limited, even in the event of fraud. In addition, the Bitcoin Custodians may not be liable for any delay in performance of any of its custodial obligations by reason of any cause beyond their reasonable control, including force majeure events, war or terrorism, and may not be liable for any system failure or third-party penetration of their systems. As a result, the recourse of the Trust to the Bitcoin Custodians may be limited.

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

Under the Anchorage Custody Agreement, except for Anchorage’s bad acts, confidentiality obligations under the Anchorage Custody Agreement, indemnification obligations under Anchorage Custody Agreement, or obligations with respect to rights to or limits on use under the Anchorage Custody Agreement, Anchorage is not liable for any losses, whether in contract, tort or otherwise, for any amount in excess of fees paid by the Trust in the twelve (12) months prior to when the liability arises. Moreover, Anchorage is not liable for (i) losses which arise from its compliance with applicable laws, including sanctions laws administered by OFAC; or (ii) special, indirect or consequential damages, or lost profits or loss of business arising in connection with the Anchorage Custody Agreement. In addition, Anchorage is not liable for any losses which arise as a result of the non-return of digital assets that the Trust has delegated to Anchorage or a third party for on-chain services, such as staking, voting, vesting, and signaling, unless such losses occur as a result of Anchorage’s fraud or intentional misconduct.

In addition, Anchorage shall not be liable for the failure to perform or any delay in the performance of its obligations under the Anchorage Custody Agreement to the extent such failure or delay is caused by or results from a circumstance beyond its reasonable control and that could not have been prevented or avoided by the exercise of due diligence, as long as the fact of the occurrence of such event is duly proven or is reasonably provable, including, but not limited to natural catastrophes, fire, explosions, pandemic or local epidemic, war or other action by a state actor, public power outages, civil unrests and conflicts, labor strikes or extreme shortages, acts of terrorism or espionage, Domain Name System server issues outside Anchorage’s direct control, technology attacks (e.g., DoS, DDoS, MitM), cyber-attack or malfunction on the blockchain network or protocol, or governmental action rendering performance illegal or impossible. Anchorage shall not be held liable by the Trust for such non-performance or delay.

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

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor, the Sub-Adviser, the Trustee, the Administrator, the Transfer Agent, the Bitcoin Custodians, or the Prime Broker.

Each of the Sponsor, the Sub-Adviser, the Trustee, the Administrator, the Transfer Agent, the Bitcoin Custodian, and the Prime Broker has a right to be indemnified by the Trust for certain liabilities or expenses that it incurs without gross negligence, bad faith or willful misconduct on its part. Therefore, the Sponsor, the Sub-Adviser, the Trustee, the Administrator, the Transfer Agent, the Bitcoin Custodian, and the Prime Broker may require that the assets of the Trust be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the bitcoin holdings of the Trust and the value of the Shares.

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

Risks Associated with the Index and Index Pricing

The Index has a limited history.

The Index was developed by the Index Provider and has a limited performance history. Although the Index is based on materially the same methodology (except calculation time) as the Index Provider’s Bitcoin Reference Rate (“BRR”), which was first introduced in November 2016, the Index itself has only been in operation since February 2022, and the Index has only featured its current roster of Constituent Exchanges since May 2022. A trading venue is eligible as a “Constituent Exchange” in any of the CME CF Cryptocurrency Pricing Products if it offers a market that facilitates the spot trading of the relevant base digital asset against the corresponding quote asset, including markets where the quote asset is made fungible with the accepted digital asset and makes trade data and order data available through an application programming interface with sufficient reliability, detail and timeliness. A longer history of actual performance through various economic and market conditions would provide greater and more reliable information for an investor to assess the Index’s performance. The Index Provider has substantial discretion at any time to change the methodology used to calculate the Index, including the spot markets that contribute prices to the Trust’s NAV. The Index Provider does not have any obligation to take the needs of the Trust, the Trust’s Shareholders, or anyone else into consideration in connection with such changes. There is no guarantee that the methodology currently used in calculating the Index will appropriately track the price of bitcoin in the future. The Index Provider has no obligation to take the needs of the Trust or the Shareholders into consideration in determining, composing, or calculating the Index.

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

Regulatory Risk

There is a lack of consensus regarding the regulation of digital assets, including bitcoin. Regulation of digital assets continues to evolve across different jurisdictions worldwide, which may cause uncertainty and insecurity as to the legal and tax status of a given digital asset. As bitcoin and digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, OCC, CFTC, FINRA, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, state financial institution regulators, and others) have been examining the operations of digital asset networks, digital asset users and the digital asset spot market. Many of these state and federal agencies have brought enforcement actions and issued advisories and rules relating to digital asset markets. Ongoing and future regulatory actions with respect to digital assets generally or any single digital asset in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate.

For example, certain events in 2022, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries such as digital asset exchanges, platforms, and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate crypto asset intermediaries, such as digital asset exchanges and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank, and Signature Bank, which in some cases provided services to the digital assets industry, or similar future events, may amplify and/or accelerate these trends. On January 3, 2023, the federal banking agencies issued a joint statement on crypto-asset risks to banking organizations following events which exposed vulnerabilities in the crypto-asset sector, including the risk of fraud and scams, legal uncertainties, significant volatility, and contagion risk. Although banking organizations are not prohibited from crypto-asset related activities, the agencies have expressed significant safety and soundness concerns with business models that are concentrated in crypto-asset related activities or have concentrated exposures to the crypto-asset sector.

U.S. federal and state regulators have issued reports and releases concerning crypto assets, including Bitcoin and crypto asset markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning crypto assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the crypto industry. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. It is difficult to predict how these and other related events will affect us or the crypto asset business.

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

FinCEN requires any administrator or exchanger of convertible digital assets to register with FinCEN as a money transmitter and comply with the anti-money laundering regulations applicable to money transmitters. In 2015, FinCEN assessed a $700,000 fine against a sponsor of a digital asset for violating several requirements of the BSA by acting as a money services business and selling the digital asset without registering with FinCEN, and by failing to implement and maintain an adequate anti-money laundering program. In 2017, FinCEN assessed a $110 million fine against BTC-e, a now defunct digital asset exchange, for similar violations. The requirement that exchangers that do business in the U.S. register with FinCEN and comply with anti-money laundering regulations may increase the cost of buying and selling bitcoin and therefore may adversely affect the price of bitcoin and an investment in the Shares. In a March 2018 letter from FinCEN’s assistant secretary for legislative affairs to U.S. Senator Ron Wyden, the assistant secretary indicated that under current law both the developers and the exchanges involved in the sale of tokens in an initial coin offering may be required to register with FinCEN as money transmitters and comply with the anti-money laundering regulations applicable to money transmitters.

OFAC has added digital currency addresses to the list of Specially Designated Nationals whose assets are blocked, and with whom U.S. persons are generally prohibited from dealing. Such actions by OFAC, or by similar organizations in other jurisdictions, may introduce uncertainty in the market as to whether bitcoin that has been associated with such addresses in the past can be easily sold. This “tainted” bitcoin may trade at a substantial discount to untainted bitcoin. Reduced fungibility in the bitcoin markets may reduce the liquidity of bitcoin and therefore adversely affect their price.

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

On March 9, 2022, former President Biden signed an Executive Order on Ensuring Responsible Development of Digital Assets (the “Executive Order”), which outlined a unified federal regulatory approach to addressing the risks and benefits of digital assets. The Executive Order articulated various policy objectives related to digital assets, including investor protections, financial and national security risks, and responsible development and use of digital assets. The Executive Order directed federal government departments and agencies to produce various reports, frameworks, analyses, and regulatory and legislative recommendations to the Biden Administration. The policies and objectives of the Executive Order are very broad, and, at this time, it is unclear what impact it may have on the regulation of bitcoin and other digital assets. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares. On January 23, 2025, President Trump issued an executive order titled “Executive Order on Strengthening American Leadership in Digital Financial Technology” that outlined the administration’s commitment to strengthening U.S. leadership in the digital asset space and established an inter-agency working group for artificial intelligence and crypto that is tasked with proposing a regulatory framework governing the issuance and operation of digital assets, including stablecoins, in the United States.

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

On April 6, 2022, Senator Pat Toomey released a draft of his Stablecoin Transparency of Reserves and Uniform Safe Transactions Act, or Stablecoin TRUST Act. The draft bill contemplates a “payment stablecoin,” which is convertible directly to fiat currency by the issuer. Only an insured depositary institution, a money transmitting business (authorized by its respective state authority) or a new “national limited payment stablecoin issuer” would be eligible to issue payment stablecoins. Additionally, payment stablecoins would be exempt from the federal securities requirements, including the Securities Act, the Exchange Act, and the 1940 Act.

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

In 2023 and 2024, Congress continued to consider several stand-alone digital asset bills, including a formal process to determine when digital assets will be treated as either securities to be regulated by the SEC or commodities under the purview of the CFTC, what type of federal/state regulatory regime will exist for payment stablecoins and the how the BSA will apply to cryptocurrency providers. In May 2024, the Financial Innovation and Technology for the 21st Century Act (“FIT for the 21st Century Act”) advanced through the United States House of Representatives in a vote along bipartisan lines.

The FIT for the 21st Century Act would require the SEC and the CFTC to jointly issue rules or guidance that would outline their process for removing from the SEC’s regulatory jurisdiction a digital asset that they deem inconsistent with the CEA and federal securities laws. The bill, in part, would also provide a certification process for blockchains to be recognized as decentralized, which would allow the SEC to challenge claims made by token issuers about meeting the outlined standards.

Legislative efforts have also focused on setting criteria for stablecoin issuers and what rules will govern redeemability and collateral. The Clarity for Payment Stablecoins Act of 2023, as introduced by House Finance Committee Chair Patrick McHenry (the “McHenry bill”), would make it unlawful for any entity other than a permitted payment stablecoin issuer to issue a payment stablecoin. The McHenry bill would establish bank-like regulation and supervision for federal qualified nonbank payment stablecoin issuers. These requirements include capital, liquidity and risk management requirements, application of the BSA and the Gramm-Leach-Bliley Act’s customer privacy requirements, certain activities limits, and broad supervision and enforcement authority. The McHenry bill would grant state regulators primary supervision, examination and enforcement authority over state stablecoin issuers, leaving the Federal Reserve Board with secondary, backup enforcement authority for “exigent” circumstances. The McHenry bill would also amend the Investment Advisers Act of 1940 (the “Advisers Act”), the 1940 Act, the Securities Act, the Exchange Act and the Securities Investor Protection Act of 1970 to specify that payment stablecoins are not securities for purposes of those federal securities laws.

On February 4, 2025, Sen. Bill Hagerty introduced the Guiding and Establishing National Innovation for U.S. Stablecoins of 2025 Act – the GENIUS Act – cosponsored by Senate Banking Chair Tim Scott and Sens. Kirsten Gillibrand and Cynthia Lummis, which would establish a U.S. regulatory framework for payment stablecoins. Like the McHenry bill, the GENIUS Act contemplates a regulatory framework where payment stablecoin issuers may be either a subsidiary of an insured bank, an uninsured depository institution or trust bank, or a nonbank, and primarily regulated at either the federal or state level. It would also prescribe stablecoin reserve requirements and require bank-like regulation for both bank and nonbank stablecoin issuers.

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

Under regulations from the New York State Department of Financial Services (“NYDFS”), businesses involved in digital asset business activity for third parties in or involving New York, excluding merchants and consumers, must apply for a license, commonly known as a BitLicense, from the NYDFS and must comply with anti-money laundering, cybersecurity, consumer protection, and financial and reporting requirements, among others. As an alternative to a BitLicense, a firm can apply for a charter to become a limited purpose trust company under New York law qualified to engage in digital asset business activity. Other states have considered or approved digital asset business activity statutes or rules, passing, for example, regulations or guidance indicating that certain digital asset business activities constitute money transmission requiring licensure.

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

In addition, a determination that bitcoin is offered and sold as a security under U.S. or foreign law could adversely affect an investment in the Trust.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the 1940 Act or commodity pools under the CEA.

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

The SEC has recently proposed rule changes amending and redesignating rule 206(4)-2 under the Advisers Act (the “Custody Rule”). The proposed “Safeguarding Rule” would amend the definition of a “qualified custodian” under the Custody Rule and expand the scope of the Custody Rule to cover all digital assets, including bitcoin, and related advisory activities. If enacted as proposed, these rule changes would likely impose additional regulatory requirements with respect to the custody and storage of digital assets, including bitcoin. The Sponsor is studying the impact that such amendments may have on the Trust and its arrangements with the Bitcoin Custodian. It is possible that such amendments, if adopted, could prevent the Bitcoin Custodian from serving as service providers to the Trust, or require potentially significant modifications to existing arrangements, which could cause the Trust to bear potentially significant increased costs. If the Sponsor is unable to make such modifications or appoint successor service providers to fill the roles that the Bitcoin Custodians currently play, the Trust’s operations (including in relation to creations and redemptions of Baskets and the holding of bitcoin) could be negatively affected, the Trust could dissolve (including at a time that is potentially disadvantageous to Shareholders), and the value of the Shares or an investment in the Trust could be affected. Further, the proposed amendments could have a severe negative impact on the price of bitcoin and therefore the value of the Shares if enacted, by, among other things, making it more difficult for investors to gain access to bitcoin, or causing certain holders of bitcoin to sell their holdings.

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

Under current Internal Revenue Service (the “IRS”) guidance, bitcoin is treated as property, not as currency, for U.S. federal income tax purposes and transactions involving payment in bitcoin in return for goods and services are treated as barter exchanges. Such exchanges result in capital gain or loss measured by the difference between the price at which bitcoin is exchanged and the taxpayer’s basis in the bitcoin. However, because bitcoin is a new technological innovation, because IRS guidance has taken the form of administrative pronouncements that may be modified without prior notice and comment, and because there is as yet little case law on the subject, the U.S. federal income tax treatment of an investment in bitcoin or in transactions relating to investments in bitcoin may change from that described in this report, possibly with retroactive effect. Any such change in the U.S. federal income tax treatment of bitcoin may have a negative effect on prices of bitcoin and may adversely affect the value of the Shares. In this regard, the IRS has indicated that it has made it a priority to issue additional guidance related to the taxation of virtual currency transactions, such as transactions involving bitcoin. In addition, the IRS and U.S. Treasury Department have promulgated final Treasury regulations regarding the tax information reporting rules for crypto currency transactions. While the U.S. Treasury Department and the IRS have started to issue such additional guidance, whether any future guidance will adversely affect the U.S. federal income tax treatment of an investment in bitcoin or in transactions relating to investments in bitcoin is unknown. Moreover, future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes.

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

If a hard fork occurs in the Bitcoin blockchain and the Trust claims the new forked asset, the Trust could hold both the original bitcoin and the new “forked” asset. Under current IRS guidance, a hard fork resulting in the receipt of new units of cryptocurrency is a taxable event giving rise to ordinary income equal to the value of the new cryptocurrency. The Trust Agreement will require that, if such a transaction occurs, the Trust will as soon as possible direct the Bitcoin Custodians to distribute the new forked asset in-kind to the Sponsor, as agent for the Shareholders, and the Sponsor will arrange to sell the new forked asset and for the proceeds to be distributed to the Shareholders. Such a sale will give rise to gain or loss, for U.S. federal income tax purposes, if the amount realized on the sale differs from the value of the new forked asset at the time it was received by the Trust. A hard fork may therefore give rise to additional tax liabilities for Shareholders.

Other Risks

The Exchange on which the Shares are listed may halt trading in the Trust’s Shares, which would adversely impact a Shareholder’s ability to sell Shares.

The Trust’s Shares are listed for trading on the Exchange under the market symbol “ARKB”. Trading in Shares may be halted due to market conditions or, in light of the Exchange rules and procedures, for reasons that, in the view of the Exchange, make trading in Shares inadvisable. In addition, trading is subject to trading halts or pauses caused by extraordinary market volatility pursuant to “circuit breaker” rules and/or “limit up/limit down” rules that require trading to be halted or paused for a specified period based on a specified market decline. Additionally, there can be no assurance that the requirements necessary to maintain the listing of the Trust’s Shares will continue to be met or will remain unchanged.

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

The exclusive jurisdiction for certain types of actions and proceedings and waiver of trial by jury clauses set forth in the Trust Agreement may have the effect of limiting a Shareholder’s rights to bring legal action against the Trust and could limit a purchaser’s ability to obtain a favorable judicial forum for disputes with the Trust.

The Trust Agreement provides that the courts of the state of Delaware and any federal courts located in Wilmington, Delaware will be the exclusive jurisdiction for any claims, suits, actions or proceedings, provided that causes of actions for violations of the Exchange Act or the Securities Act will not be governed by the exclusive jurisdiction provision of the Trust Agreement. By purchasing Shares in the Trust, Shareholders waive certain claims that the courts of the state of Delaware and any federal courts located in Wilmington, Delaware is an inconvenient venue or is otherwise inappropriate. As such, Shareholder could be required to litigate a matter relating to the Trust in a Delaware court, even if that court may otherwise be inconvenient for the Shareholder.

The Trust Agreement also waives the right to trial by jury in any such claim, suit, action or proceeding, provided that causes of actions for violations of the Exchange Act or the Securities Act will not be governed by the waiver of the right to trial by jury provision of the Trust Agreement. If a lawsuit is brought against the Trust, it may be heard only by a judge or justice of the applicable trial court, which would be conducted according to different civil procedures and may result in different outcomes than a trial by jury would have, including results that could be less favorable to the plaintiffs in any such action. By purchasing Shares in the Trust, Shareholders waive a right to a trial by jury which may limit a Shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Trust.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Further, there is uncertainty as to whether a court would enforce the exclusive forum jurisdiction for actions arising under the Securities Act or Exchange Act.

Shareholders may be adversely affected by creation or redemption orders that are subject to postponement, suspension or rejection under certain circumstances.

The Trust may, in its discretion, suspend the right of creation or redemption or may postpone the redemption or purchase settlement date, for (1) any period during which an emergency exists as a result of which the fulfilment of a purchase order or the redemption distribution is not reasonably practicable (for example, as a result of a significant technical failure, power outage, or network error) or (2) such other period as the Sponsor determines to be necessary for the protection of the Shareholders of the Trust (for example, where acceptance of the total deposit required to create each Basket would have certain adverse tax consequences to the Trust or its Shareholders). In addition, the Trust may reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfilment of the order might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. Suspension of creation privileges may adversely impact how the Shares are traded and arbitraged on the secondary market, which could cause them to trade at levels materially different (premiums and discounts) from the fair value of their underlying holdings.

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

In addition, the Sponsor enforces stringent security requirements for storage devices and applications, including encryption at rest, full user activity tracking, and secure sharing of client data. The Sponsor’s email environment is further fortified with dual factor authentication and other security measures. The Sponsor requires both two-factor and at rest encryption on all systems. The Sponsor requires through its compliance and cybersecurity policy that all system breaches detected by an employee are immediately escalated to the Chief Compliance Officer and Head of Legal.

The Sponsor also has several archival systems in place to monitor compliance. The Sponsor relies on a trusted firewall to manage and safeguard the Sponsor’s network. Furthermore, the Sponsor conducts regular reviews on third parties to ensure they have policies in place that are designed to prevent information security lapses or breaches.

Board Oversight of Cybersecurity Risks

The Sponsor does not have a board of directors, but rather, the board of directors (the “Board”) of 21co Holdings Limited (formerly known as Amun Holdings Limited) (“Parent Company”) provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board relies upon the Parent Company’s Risk Committee for cybersecurity risk governance. The Parent Company’s Risk Committee receives periodic updates regarding the overall state of the Sponsor’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Trust.

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

Item 2. Properties

None.

Item 3. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of December 31, 2024, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Shares are listed on the Exchange under the symbol “ARKB” and have been listed since January 11, 2024.

Holders

As of December 31, 2024, there was approximately 1 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

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

The Trust does not purchase Shares directly from its Shareholders. In connection with the Trust’s redemption of Creation Baskets held by Authorized Participants, the Trust redeemed 4,796 Creation Baskets (comprising 23,980,000 Shares) during the quarter ended December 31, 2024. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share	Maximum number of shares that may yet be purchased
October 1, 2024 - October 31, 2024	8,865,000	$63.51	N/A
November 1, 2024 - November 30, 2024	8,250,000	$80.27	N/A
December 1, 2024 - December 31, 2024	6,865,000	$94.66	N/A

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 15 of Part IV of this annual report on Form 10-K (this “Form 10-K”). This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-K that address activities, events or developments that may occur in the future, the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Trust performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

Organization and Trust Overview

The Trust is a Delaware statutory trust, formed on June 22, 2021, pursuant to the DSTA. The Trust operates pursuant to the Trust Agreement. The Trust is not registered as an investment company under the 1940 Act and is not a commodity pool for purposes of the CEA. The Trust is managed and controlled by the Sponsor. The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of Jura Pentium Inc., whose ultimate parent company is 21co Holdings Limited (formerly known as Amun Holdings Limited). The Sponsor is not subject to regulation by the CFTC as a commodity pool operator with respect to the Trust, or a commodity trading advisor with respect to the Trust. The Trust is an exchange-traded fund that issues units of beneficial interest representing fractional undivided beneficial interests in its net assets that trade on the Exchange. The Shares are listed for trading on the Exchange under a ticker symbol “ARKB”.

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

The Trust’s investment objective is to seek to track the performance of bitcoin, as measured by the performance of the CME CF Bitcoin Reference Rate—New York Variant, adjusted for the Trust’s expenses and other liabilities. CF Benchmarks Ltd. is the administrator for the Index (the “Index Provider”). The Index is designed to reflect the performance of bitcoin in U.S. dollars. In seeking to achieve its investment objective, the Trust holds bitcoin at its Custodians and values its Shares daily based on the Index. The Trust is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the bitcoin held by the Trust.

The Trust issues Shares only in Creation Baskets of 5,000 or multiples thereof. Creation Baskets are issued and redeemed in exchange for cash. Individual Shares will not be redeemed by the Trust but are listed and traded on the Exchange under the ticker symbol “ARKB”. The Trust issues Shares in Creation Baskets on a continuous basis at the applicable NAV per Share on the creation order date.

The Trust pays the unitary Sponsor Fee of 0.21% of the Trust’s bitcoin holdings. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor agreed to waive the entire Sponsor Fee for (i) a nine-month period which commenced on January 11, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $1 billion of Trust assets, whichever came first. The Trust assets exceeded $1 billion in April 2024, at which time the waiver period ended. The aggregate Sponsor Fee paid to the Sponsor for the fiscal year ended December 31, 2024 was $[*].

The Trust is an “emerging growth company” as that term is used in the Securities Act, and, as such, the Trust may elect to comply with certain reduced public company reporting requirements.

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

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below is a summary of accounting policies on cash and investment valuation. There were no material estimates involving a significant level of estimation uncertainty that had or are reasonably likely to have had a material impact on the Trust’s financial condition used in the preparation of the financial statements. In addition, please refer to Note 2 to the Financial Statements included in this report for further discussion of the Trust’s accounting policies.

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

Results of Operations (Amounts in thousands, except Price of bitcoin and Shares outstanding)

For the Year Ended December 31, 2024*

The Trust’s net asset value increased to $4,352,288 on December 31, 2024, primarily from an increase in price of bitcoin and a net increase in the number of shares outstanding of 46,690,000 from January 1, 2024 to December 31, 2024.

Net realized and change in unrealized gain on investment in bitcoin for the year ended December 31, 2024, was $1,897,481 which includes a net change in unrealized appreciation on investment in bitcoin of $1,274,778. Net realized and unrealized gain on investment in bitcoin for the year was driven by bitcoin price appreciation from $46,666.89 per bitcoin on January 11, 2024 to $93,390.22 per bitcoin on December 31, 2024. Net increase in net assets resulting from operations was $1,891,649 for the year ended December 31, 2024, which consisted of a net increase in the number of shares outstanding accompanied by the aforementioned net realized and change in unrealized gain on investment in bitcoin.

* No prior year comparative period has been provided as this is the first year of the Trust’s operations.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Trust’s only ordinary recurring expense is the fee paid to the Sponsor at an annual rate of 0.21% of the daily net asset value of the Trust. The Sponsor agreed to waive the entire Sponsor Fee for (i) a nine-month period which commenced on January 11, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $1 billion of Trust assets, whichever came first. The Trust assets exceeded $1 billion in April 2024, at which time the waiver period ended. The aggregate Sponsor Fee paid to the Sponsor for the fiscal year ended December 31, 2024 was $[*]. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Trust, including but not limited to the following: fees charged by the Sub-Adviser, Administrator, the Custodians, Transfer Agent and the Trustee, the Marketing Fee, the Exchange’s listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, website fees, tax reporting fees, audit fees, license fees and expenses, up to $100,000 per annum in ordinary legal fees and expenses. The Sponsor bears expenses in connection with the Trust’s organization and initial offering costs.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the period from December 12, 2023 (initial seed creation date) through December 31, 2024.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2024. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2024.

Because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Item 9B. Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) during the quarter ended December 31, 2024.

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

Russell Barlow is CEO of the Sponsor, Duncan Moir is President of the Sponsor, Edel Bashir is Chief Operating Officer of the Sponsor and Andres Velencia is the Executive Vice President of Investment Management for the Sponsor.

Mr. Russell Barlow, 51, has been the Chief Executive Officer of the Sponsor since March 2025, contributing more than 25 years of expertise in regulated asset management. Previously, Russell was the Global Head of Multi Asset and Alternative Investment Solutions and Global Head of Alternative Investment Solutions at abrdn plc, a global investment company (“abrdn”). Over the course of his career, he has designed, launched and managed a wide range of investment products. Additionally, Russell has held a position as a Non-Executive Director at Archax, the UK’s first FCA-regulated digital asset exchange.

Mr. Duncan Moir, 39, has been the President of the Sponsor since March 2025, with deep expertise in crypto and blockchain strategy. Previously, Duncan was a Senior Investment Manager at abrdn. He is an independent board member of Hedera Hashgraph LLC and an advisor to Web3 companies. A University of Strathclyde graduate with a BA (Hons) in Economics, he is also a CFA and CAIA charterholder.

Ms. Edel Bashir, 45, has been the Chief Operating Officer of the Sponsor since March 2025, with over 20 years of experience in asset management. Previously, Edel was the COO of Multi Asset and Alternative Investment Solutions, COO of Alternatives and a Senior Investment Manager at abrdn. Her expertise includes operation strategy, portfolio management, and hedge fund research. A graduate of University College Cork, Ireland with a BSc in Finance, she has held senior roles across Bermuda, Dublin and Boston.

Mr. Andres Valencia, 37, is the Executive Vice President of Investment Management at the Sponsor and a member of the Executive Committee. Before Andres joined the Sponsor in June 2021, he was a VP of Operations at JPMorgan as part of the Beta Strategies Group and helped launch and build the company’s ETF business. Andres has over ten years of experience managing ETFs. Andres started his career in Asset Servicing at Bank of New York Mellon covering commodity and currency ETFs.

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

Insider Trading Policy

The Trust does not have an insider trading policy as it does not have any directors, officers, or employees.

The Sponsor has adopted an insider trading policy applicable to the Sponsor’s directors, officers and employees, which is included as an exhibit to this annual report on Form 10-K.

Item 11. Executive Compensation

The Trust does not have directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

There are no persons known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust as of March 26, 2025.

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

Item 13. Certain Relationships and Related Transactions

See Item 11.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Cohen & Company, Ltd., as paid by the Sponsor from the Sponsor fee, for the periods ended December 31, 2024 and 2023, were:

	2024		2023
Audit fees		$91,000	$9,500
Audit-related fees	$		$-
Tax fees		$-	$-
All other fees		$-	$-
Total		$91,000	$9,500

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

(a)(3) Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Annual Report:

No.	Exhibit Description
3.1	Trust Agreement of ARK 21Shares Bitcoin ETF(1)
3.2	Form of Amended and Restated Trust Agreement(2)
3.3	Certificate of Trust(1)
4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934(5)
10.1	Form of Sponsor Agreement(4)
10.2	Form of Authorized Participant Agreement(2)
10.3	Form of Support Services Agreement(1)
10.4	Form of Prime Broker Agreement(2)
10.5	Form of Custodial Services Agreement (included as Exhibit A to Form of Prime Broker Agreement)(1)
10.6	Form of Fund Administration and Accounting Agreement(1)
10.7	Form of Transfer Agency and Services Agreement(1)
10.8	Form of Index Licensing Agreement(1)
10.9	Form of Marketing Agent Agreement(1)
10.10	Form of Cash Custody Agreement(1)
10.11	Subscription Agreement(1)
10.12	Initial Seed Capital Subscription Agreement(4)
10.13	BitGo Custodial Services Agreement(6)
10.14	Anchorage Custodial Services Agreement(6)
19.1	Insider Trading Policies and Procedures(8)
23.1	Consent of Independent Registered Public Accounting Firm(7)
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(8)
31.2	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(8)
32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)
32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)
97.1	Executive Officer Incentive-Based Compensation Clawback Policy(5)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

(1)	Incorporated by reference to Pre-Effective Amendment No. 3 filed by the Registrant on December 18, 2023.
(2)	Incorporated by reference to Pre-Effective Amendment No. 5 filed by the Registrant on December 28, 2023.
(3)	Incorporated by reference to Pre-Effective Amendment No. 6 filed by the Registrant on January 8, 2024.
(4)	Incorporated by reference to Pre-Effective Amendment No. 7 filed by the Registrant on January 9, 2024.
(5)	Incorporated by reference to the Annual Report on Form 10-K filed by the Registrant on March 26, 2024.
(6)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on September 12, 2024.
(7)	Incorporated by reference to Pre-Effective Amendment No. 8 filed by the Registrant on January 10, 2024.
(8)	Filed herewith.

Item 16. Form 10-K Summary

None.

GLOSSARY OF DEFINED TERMS

“Advisers Act”: The Investment Advisers Act of 1940, as amended.

“Article 8”: Article 8 of the New York Uniform Commercial Code.

“1940 Act”: Investment Company Act of 1940, as amended.

“Additional Trust Expenses”: Certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses (as defined below), which the Sponsor does not assume, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders, any indemnification of the Bitcoin Custodians, Administrator or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

“Administrator”: The Bank of New York Mellon.

“Authorized Participant”: One that purchases or redeems Baskets from or to the Trust.

“Basket” or “Creation Basket”: A block of 5,000 Shares used by the Trust to issue or redeem Shares.

“Bitcoin”: A system for decentralized digital value exchange that is designed to enable units of bitcoin to be transferred across borders without the need for currency conversion. Bitcoin is not legal tender. The supply of bitcoin is not determined by a central government, but rather by an open-source software program that limits both the total amount of bitcoin that will be produced and the rate at which it is released into the network. The responsibility for maintaining the official ledger of who owns what bitcoin and for validating new bitcoin transactions is not entrusted to any single central entity. Instead, it is distributed among the network’s participants.

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

“Bitcoin Custodian”: Each of (i) Coinbase Custody Trust Company, LLC, (ii) Anchorage Digital Bank N.A, and (iii) BitGo New York Trust Company, LLC.

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

“CBDCs”: Central bank digital currencies.

“Cash Custodian”: The Bank of New York Mellon

“CEA”: Commodity Exchange Act of 1936, as amended.

“CFTC”: Commodity Futures Trading Commission, an independent agency with the mandate to regulate commodity futures and options in the United States.

“Code”: Internal Revenue Code of 1986, as amended.

“Coinbase Global”: Coinbase Global, Inc., the parent of Coinbase, Inc.

“Cold Vault Balance”: The Trust’s “cold storage” or similarly secure technology.

“Connected Trading Venue”: Trading venues (including third-party venues and the Prime Broker’s own execution venue) where the Prime Broker executes orders to buy and sell bitcoin on behalf of clients.

“Constituent Exchange”: A trading venue that is eligible as in any of the CME CF Cryptocurrency Pricing Products if it offers a market that facilitates the spot trading of the relevant base digital asset against the corresponding quote asset, including markets where the quote asset is made fungible with the accepted digital assets and makes trade data and order data available through an application programming interface with sufficient reliability, detail and timeliness.

“DeFi”: Decentralized finance.

“DFPI”: California Department of Financial Protection and Innovation.

“DTC”: The Depository Trust Company. DTC will act as the securities depository for the Shares.

“DTC Participant”: An entity that has an account with DTC.

“DSTA”: Delaware Statutory Trust Act.

“Exchange”: Cboe BZX Exchange, Inc.

“Exchange Act”: The Securities Exchange Act of 1934, as amended.

“FinCEN”: The Financial Crimes Enforcement Network.

“FINRA”: Financial Industry Regulatory Authority, formerly the National Association of Securities Dealers.

“GAAP”: Accounting principles generally accepted in the United States of America.

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

“Index”: CF Bitcoin Reference Rate—New York Variant.

“Index Provider”: CF Benchmarks Ltd.

“IRS”: U.S. Internal Revenue Service.

“IR Virtual Currency”: Virtual currency tokens, or other assets or rights, acquired by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right.

“KYT”: Know-Your-Transaction.

“Lender”: Coinbase Credit, Inc.

“Marketing Agent”: Foreside Global Services, LLC.

“Mutually Capped Liabilities”: In respect of the Coinbase Custodian’s obligations to indemnify the Trust and its affiliates against third-party claims and losses to the extent arising out of or relating to, among others, the Coinbase Custodian’s gross negligence, violation of its confidentiality, data protection and/or information security obligations, or violation of any law, rule or regulation with respect to the provision of its services, the Coinbase Custodian’s liability shall not exceed the greater of (A) $5 million and (B) the aggregate fees paid by the Trust to the Coinbase Custodian in the 12 months prior to the event giving rise to the Coinbase Custodian’s liability.

“NAV”: Net asset value of the Trust.

“NAV per Share”: Net asset value of the Trust per Share.

“NFA”: National Futures Association.

“OFAC”: Office of Foreign Assets Control of the U.S. Treasury Department.

“PB Mutually Capped Liabilities”: In respect of the Prime Broker’s obligations to indemnify the Trust and its affiliates against third-party claims and losses to the extent arising out of or relating to, among others, the Prime Broker’s gross negligence, violation of its confidentiality, data protection and/or information security obligations, violation of any law, rule or regulation with respect to the provision of its services, or the full amount of the Trust’s assets lost due to the insolvency of or security event at a Connected Trading Venue, the Prime Broker’s liability shall not exceed the greater of (A) $5 million and (B) the aggregate fees paid by the Trust to the Prime Broker in the 12 months prior to the event giving rise to the Prime Broker’s liability.

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

“Relevant Coinbase Entities”: Coinbase Global and Coinbase Inc.

“SEC”: The U.S. Securities and Exchange Commission.

“Securities Act”: The Securities Act of 1933, as amended.

“Seed Capital Investor”: 21Shares US LLC, a Delaware limited liability company.

“Seed Creation Baskets”: Shares of the Trust purchased by the Seed Capital Investor.

“Shares”: Common shares representing fractional undivided beneficial interests in the Trust.

“Shareholders”: Holders of Shares.

“Sponsor”: 21Shares US LLC, a Delaware limited liability company.

“Sponsor-paid Expenses”: The fees and other expenses incurred by the Trust in the ordinary course of its affairs, which the Sponsor assumes and pays, excluding taxes, but including (i) fees to the Sub-Adviser; (ii) the Marketing Fee, (iii) fees to the Administrator, if any, (iv) fees to the Bitcoin Custodians, (v) fees to the Transfer Agent, (vi) fees to the Trustee, (vii) the fees and expenses related to any future listing, trading or quotation of the Shares on any listing exchange or quotation system (including legal, marketing and audit fees and expenses), (viii) ordinary course legal fees and expenses but not litigation-related expenses, (ix) audit fees, (x) regulatory fees, including if applicable any fees relating to the registration of the Shares under the Securities Act or the Exchange Act, (xi) printing and mailing costs; (xii) costs of maintaining the Sponsor’s website and (xiii) applicable license fees, provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

“Sponsor Indemnified Party”: The Sponsor and each of its shareholders, members, directors, officers, employees, affiliates and subsidiaries.

“Sub-Adviser”: ARK Investment Management LLC, a Delaware limited liability company.

“Trade Credits”: Bitcoin or cash that are borrowed as trade credits.

“Transfer Agent”: The Bank of New York Mellon.

“Trust”: ARK 21Shares Bitcoin ETF.

“Trust Agreement”: Amended and Restated Trust Agreement of ARK 21Shares Bitcoin ETF.

“Trustee”: Delaware Trust Company, a Delaware trust company.

“U.S Treasury Department”: U.S. Department of the Treasury.

“You”: The owner or holder of Shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARK 21Shares Bitcoin ETF (Registrant)

By: 21Shares US LLC, its Sponsor

Signature	Title (Capacity)	Date

/s/ Russell Barlow	Chief Executive Officer	March 26, 2025
Russell Barlow	(Principal Executive Officer)

/s/ Duncan Moir	President	March 26, 2025
Duncan Moir	(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Russell Barlow	Chief Executive Officer	March 26, 2025
Russell Barlow	(Principal Executive Officer)

/s/ Duncan Moir	President	March 26, 2025
Duncan Moir	(Principal Financial Officer and Principal Accounting Officer)

Ark 21shares Bitcoin ETF

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

ARK 21Shares Bitcoin ETF

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of ARK 21Shares Bitcoin ETF (the “Trust”) as of December 31, 2024 and 2023, including the schedule of investment as of December 31, 2024, the related statement of operations for the year ended December 31, 2024 and the statements of changes in net assets for the year ended December 31, 2024, and for the period from December 12, 2023 (initial seed creation date) through December 31, 2023, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2024 and 2023, the results of its operations for the year ended December 31, 2024, and changes in its net assets for the year ended December 31, 2024, and for the period from December 12, 2023 (initial seed creation date) through December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of cash and digital assets owned as of December 31, 2024 and 2023, by correspondence with the custodians and bitcoin trading counterparties. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Trust’s auditor since 2023.

/S/ COHEN & COMPANY, LTD.

COHEN & COMPANY, LTD.

Towson, Maryland

March 26, 2025

ARK 21SHARES BITCOIN ETF

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per Share amounts)

	December 31, 2024	December 31, 2023

Assets
Investment in bitcoin, at fair value (cost 3,077,870, and $-, respectively)	$4,352,648	$–
Cash	–	–	[1]
Bitcoin sold receivable	11,227	–
Total assets	4,363,875	–	[1]

Liabilities
Capital shares payable	$11,229	$–
Sponsor fee payable	358	–
Total liabilities	11,587	–
Commitments and contingent liabilities (Note 9)
Net assets	$4,352,288	$–	[1]

Net assets consists of:
Paid-in-capital	$2,460,639	$–	[1]
Accumulated earnings (loss)	1,891,649	–
	$4,352,288	$–	[1]

Shares issued and outstanding, no par value, unlimited amount authorized	46,690,000	2
Net asset value per share	$93.22	$50.00

1	Amount rounds to less than $1,000. See Note 1 to the Notes to financial statements.

The accompanying notes are an integral part of the financial statements.

ARK 21SHARES BITCOIN ETF

SCHEDULE OF INVESTMENT

(Amounts in thousands, except Quantity of bitcoin and percentages)

December 31, 2024*

	Quantity of bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	46,607.1028	$3,077,870	$4,352,648	100.01%
Total investments	46,607.1028	$3,077,870	$4,352,648	100.01%
Liabilities in excess of other assets			(360)	(0.01)%
Net assets			$4,352,288	100.00%

*	No comparative schedule has been provided as the Trust did not hold any bitcoin as of December 31, 2023.

The accompanying notes are an integral part of the financial statements.

ARK 21SHARES BITCOIN ETF

STATEMENT OF OPERATIONS

(Amounts in thousands)

For the Year Ended December 31, 2024*

Expenses
Sponsor fee	$5,925
Total expenses	5,925
Less waiver and reimbursement	(93)
Net expenses	5,832
Net investment loss	(5,832)

Realized and change in unrealized gain (loss)
Net realized gain on investment in bitcoin sold to pay Sponsor fee	825
Net realized gain on investment in bitcoin sold for redemptions	621,878
Net change in unrealized appreciation (depreciation) on investment in bitcoin	1,274,778
Net realized and change in unrealized gain (loss)	1,897,481
Net increase in net assets resulting from operations	$1,891,649

*	No prior year comparative statement has been provided as this is the first fiscal year of the Trust’s operations.

The accompanying notes are an integral part of the financial statements.

ARK 21SHARES BITCOIN ETF

STATEMENTS OF CHANGES IN NET ASSETS

(Amounts in thousands, except change in Shares issued and redeemed)

	For the Year Ended December 31, 2024	For the period December 12, 2023 (initial seed creation date) through December 31, 2023

Net assets, beginning of period	$– [1]	$–	^1
Contributions for Shares issued	5,904,040	–
Distributions for Shares redeemed	(3,443,401)	–
Net investment loss	(5,832)	–
Net realized gain on investment in bitcoin sold to pay Sponsor fee	825	–
Net realized gain on investment in bitcoin sold for redemptions	621,878	–
Net change in unrealized appreciation (depreciation) on investment in bitcoin	1,274,778	–
Net assets, end of period	$4,352,288	$–
Shares issued and redeemed
Shares issued	95,560,000	2
Shares redeemed	(48,870,002)	–
Net increase in Shares issued and outstanding	46,689,998	2

^	The amount represents the initial seed on December 12, 2023.
1	Amount rounds to less than $1,000. See Note 1 to the Notes to Financial Statements.

The accompanying notes are an integral part of the financial statements.

ARK 21Shares Bitcoin ETF

Notes to Financial Statements

1.	Organization

The ARK 21Shares Bitcoin ETF (the “Trust”) is a Delaware statutory trust, formed on June 22, 2021, pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust operates pursuant to an Amended and Restated Trust Agreement (the “Trust Agreement”). Delaware Trust Company, a Delaware trust company, is the trustee of the Trust (the “Trustee”). The Trust is managed and controlled by 21Shares US LLC (the “Sponsor”). The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of Jura Pentium Inc., whose ultimate parent company is 21co Holdings Limited (formerly known as Amun Holdings Limited). Coinbase Custody Trust Company, LLC (“Coinbase”), BitGo New York Trust Company, LLC (“BitGo”), and Anchorage Digital Bank N.A. (“Anchorage”, and, together with Coinbase and BitGo, as the context may require, the “Custodian”, “Custodians” and each a “Custodian”) are the custodians for the Trust and hold all of the Trust’s bitcoin on the Trust’s behalf. The transfer agent (the “Transfer Agent”), the administrator for the Trust (the “Administrator”), and the cash custodian (the “Cash Custodian”), is Bank of New York Mellon.

The Trust is an exchange-traded fund that issues units of beneficial interest (the “Shares”) representing fractional undivided beneficial interests in its net assets that trade on Cboe BZX Exchange, Inc. (the “Exchange”). The Shares were listed for trading on the Exchange on January 11, 2024, under the ticker symbol “ARKB”.

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

On December 12, 2023, the Sponsor, in its capacity as Seed Capital Investor, subject to conditions, purchased the initial Seed Creation Baskets comprising 2 Shares at a per-Share price of $50.00, as described in “Seed Capital Investor.” Total proceeds to the Trust from the sale of these Initial Seed Shares were $100. Delivery of the Seed Shares were made on December 12, 2023. These Seed Creation Baskets were redeemed for cash on or about January 5, 2024.

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

The Trust identifies and determines the bitcoin principal market (or in the absence of a principal market, the most advantageous market) for GAAP purposes consistent with the application of the fair value measurement framework in FASB ASC 820 – Fair Value Measurement. A principal market is the market with the greatest volume and activity level for the asset or liability. The determination of the principal market will be based on the market with the greatest volume and level of activity that can be accessed. The Trust obtains relevant volume and level of activity information and based on initial analysis will select an exchange market as the Trust’s principal market. The net asset value (“NAV”) and NAV per Share will be calculated using the fair value of bitcoin based on the price provided by this exchange market, as of 4:00 p.m. ET on the measurement date for GAAP purposes. The Trust will update its principal market analysis periodically and as needed to the extent that events have occurred, or activities have changed in a manner that could change the Trust’s determination of the principal market.

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

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Assets
Investment in bitcoin	$4,352,648	$4,352,648	$–	$–

*	No comparative schedule has been provided as the Trust did not hold any bitcoin as of December 31, 2023.

The cost basis of the investment in bitcoin recorded by the Trust for financial reporting purposes is the fair value of bitcoin at the time of purchase. The cost basis recorded by the Trust may differ from proceeds collected by the authorized participant from the sale of the corresponding Shares to investors.

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

Calculation of Net Asset Value “NAV” and NAV per Share

On each day other than when the Exchange is closed for regular trading (a “Business Day”), as soon as practicable after 4:00 p.m. (Eastern Time), the net asset value of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the fair value of the bitcoin and other assets held by the Trust using the index price. The Trustee computes the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

Federal Income Taxes

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. Although not free from doubt due to the lack of directly governing authority, if the Trust operates as expected, the Trust should be classified as a “grantor trust” for U.S. federal income tax purposes and the Trust itself should not be subject to U.S. federal income tax. Each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “pass through” to each beneficial owner of Shares. If the Trust sells bitcoin (for example, to pay fees or expenses), such a sale is a taxable event to Shareholders. Upon a Shareholder’s sale of its Shares, the Shareholder will be treated as having sold the pro rata share of the bitcoin held in the Trust at the time of the sale and may recognize gain or loss on such sale. The Sponsor has reviewed the tax positions as of December 31, 2024, and has determined that no provision for income tax is required in the Trust’s financial statements.

Recently Issued Accounting Pronouncements

The Trust adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The Trust operates in one segment. The segment derives its revenues from Trust investments made in accordance with the defined investment strategy of the Trust, as prescribed in the Trust’s prospectus. The Chief Operating Decision Maker (“CODM”) is the Sponsor. The CODM monitors the operating results of the Trust. The financial information the CODM leverages to assess the segment’s performance and to make decisions for the Trust’s single segment, is consistent with that presented within the Trust’s financial statements.

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

3.	Fair Value of Bitcoin

The following represents the changes in quantity of bitcoin and the respective fair value on December 31, 2024 *:

(Amounts in thousands, except Quantity of bitcoin)	Quantity of bitcoin	Fair Value
Beginning balance as of January 1, 2024	–	$–
Bitcoin purchased	95,498.6291	5,903,861
Bitcoin sold	(48,891.5263)	(3,448,694)
Net realized gain on investment in bitcoin sold to pay Sponsor fee	–	825
Net realized gain on investment in bitcoin sold for redemptions	–	621,878
Change in unrealized appreciation on investment in bitcoin	–	1,274,778
Ending balance as of December 31, 2024*	46,607.1028	$4,352,648

*	No prior year comparative period presented as this is the first fiscal year of the Trust’s operations.

4.	Trust Expenses

The Trust pays the unitary Sponsor Fee of 0.21% of the Trust’s bitcoin holdings. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor agreed to waive the entire Sponsor Fee for (i) a nine-month period which commenced on January 11, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $1 billion of Trust assets, whichever came first. The Trust assets exceeded $1 billion in February 2024, at which time the waiver period ended. The aggregate Sponsor Fee paid to the Sponsor for the fiscal year ended December 31, 2024 was $5,732,049. Except for during periods during which the Sponsor Fee has been waived, the Sponsor Fee accrues daily and is payable in bitcoin weekly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying a 0.21% annualized rate to the Trust’s total bitcoin holdings, and the amount of bitcoin payable in respect of each daily accrual is determined by reference to the Index. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee.

The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee. Operating expenses assumed by the Sponsor include (i) fees to the Sub-Adviser; (ii) the Marketing Fee, (iii) fees to the Administrator, if any, (iv) fees to the bitcoin Custodians, (v) fees to the Transfer Agent, (vi) fees to the Trustee, (vii) the fees and expenses related to any future listing, trading or quotation of the Shares on any listing exchange or quotation system (including legal, marketing and audit fees and expenses), (viii) ordinary course legal fees and expenses but not litigation-related expenses, (ix) audit fees, (x) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or Exchange Act, (xi) printing and mailing costs; (xii) costs of maintaining the Sponsor’s website and (xiii) applicable license fees (each, a “Sponsor-paid Expense,” and together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense (as defined below) will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

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

The Trust creates and redeems Shares at the NAV of date of the creation and redemption on a continuous basis but only in Creation Baskets consisting of 5,000 Shares or multiples thereof. Only Authorized Participants, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Administrator, can place orders. The Trust engages in bitcoin transactions for converting cash into bitcoin (in association with purchase orders) and bitcoin into cash (in association with redemption orders). The Trust conducts its bitcoin purchase and sale transactions by, in its sole discretion, choosing to trade directly with third parties (each, a “bitcoin Trading Counterparty”), who are not registered broker-dealers pursuant to written agreements between such bitcoin Trading Counterparties and the Trust, or choosing to trade through the Prime Broker acting in an agency capacity with third parties through its Coinbase Prime service pursuant to the Prime Broker Agreement. A bitcoin Trading Counterparty may be an affiliate of an Authorized Participant.

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

	Year Ended December 31, 2024	Period Ended December 31, 2023
Activity in Capital Transactions Issued and Redeemed:
Shares issued	95,560,000	2
Shares redeemed	(48,870,002)	-
Net Change in Capital Transactions Issued and Redeemed	46,689,998	2

(Amounts in thousands)	Year Ended December 31, 2024	Period Ended December 31, 2023
Activity in Capital Transactions Issued and Redeemed:
Shares issued	$5,904,040	$-	^
Shares redeemed	(3,443,401)	-
Net Change in Capital Transactions Issued and Redeemed	$2,460,639	$-	^

^	Amount rounds to less than $1,000. See Note 1 to the Notes to Financial Statements.

Bitcoin purchased payable represents the quantity of bitcoin purchased for the creation of Shares where the bitcoin has not yet settled. Generally, bitcoin is transferred within two Business Days of the trade date.

(Amounts in thousands)	December 31, 2024	December 31, 2023

Bitcoin purchased payable	$-	$-

Bitcoin sold receivable represents the quantity of bitcoin sold for the redemption of Shares where the bitcoin has not yet been settled. Generally, bitcoin is transferred within two Business Days of the trade date.

(Amounts in thousands)	December 31, 2024	December 31, 2023

Bitcoin sold receivable	$11,227	$-

6.	Related Parties

The Sponsor is a related party to the Trust. The Trust’s operations are supported by its Sponsor, who is in turn supported by its parent company and affiliated companies and external service providers.

As of December 31, 2024, the Sponsor did not own any Shares of the Trust.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

7. Quarterly Statement of Operations (unaudited)

Fiscal Year Ended December 31, 2024*

(Amounts in thousands)

	Three Months Ended (unaudited)				Year Ended
	Mar-31, 2024	Jun-30, 2024	Sept-30, 2024	Dec-31, 2024	December 31, 2024
Expenses
Sponsor fee	$721	$1,555	$1,509	$2,140	$5,925
Waiver and Reimbursement	(93)	-	-	-	(93)
Net expenses	628	1,555	1,509	2,140	5,832
Net investment loss	(628)	(1,555)	(1,509)	(2,140)	(5,832)
Realized and change in unrealized gain (loss)
Net realized gain on investment in bitcoin sold to pay Sponsor fee	(85)	327	83	500	825
Net realized gain on investment in bitcoin sold for redemptions	-	135,325	53,132	433,421	621,878
Net change in unrealized appreciation (depreciation) on investment in bitcoin	845,323	(543,311)	(5,609)	978,375	1,274,778
Net realized and change in unrealized gain (loss)	845,238	(407,659)	47,606	1,412,296	1,897,481
Net increase (decrease) in net assets resulting from operations	$844,610	$(409,214)	$46,097	$1,410,156	$1,891,649

*	No prior year comparative table has been provided as this is the first fiscal year of the Trust’s operations.

8. Financial Highlights

Per Share Performance (for a Share outstanding throughout the period presented)

For the Year Ended December 31, 2024*

Net asset value per Share, beginning of year	$50.00
Net investment income (loss) on investment in bitcoin[1]	(0.14)
Net realized and change in unrealized gain (loss) on investment in bitcoin[2]	43.36
Net change in net assets from operations	43.22
Net asset value per Share, end of year	$93.22

Total return, at net asset value[3]	86.44%

Ratio to average net assets[4]
Net investment income (loss)	(0.21)%
Gross expenses	0.21%
Net expenses	0.21%

*	No prior year comparative financial statements have been provided as this is the first fiscal year of the Trust’s operations.

1	Calculated using average Shares outstanding.

2	The amount shown for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses for the year because of the timing of sales and repurchases of the Trust’s shares in relation to fluctuating market values for the Trust.

3	Total return is calculated based on the change in value during the period and is not annualized. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Trust.

4	Annualized.

9.	Commitments and Contingent Liabilities

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

10.	Concentration Risk

Unlike other funds that may invest in diversified assets, the Trust’s investment strategy is concentrated in a single asset within a single asset class. This concentration maximizes the degree of the Trust’s exposure to a variety of market risks associated with bitcoin and digital assets. By concentrating its investment strategy solely in bitcoin, any losses suffered as a result of a decrease in the value of ether can be expected to reduce the value of an interest in the Trust and will not be offset by other gains if the Trust were to invest in underlying assets that were diversified.

11.	Indemnification

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

The Sponsor and each of its shareholders, members, directors, officers, employees, affiliates, and subsidiaries will be indemnified by the Trust and held harmless against any losses, liabilities or expenses incurred in the performance of its duties under the Trust Agreement without gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft, or any other document of any kind prima facie properly executed and submitted to it by the Trustee, the Trustee’s counsel or by any other person for any matters arising under the Trust Agreement. The Sponsor shall in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for in the Trust Agreement. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any indemnified claim or liability under the Trust Agreement.

The Trustee will not be liable or accountable to the Trust or any other person or under any agreement to which the Trust or any series of the Trust is a party, except for the Trustee’s breach of its obligations pursuant to the Trust Agreement or its own willful misconduct, bad faith or gross negligence. The Trustee and each of the Trustee’s officers, affiliates, directors, employees, and agents will be indemnified by the Trust from and against any losses, claims, taxes, damages, reasonable expenses, and liabilities incurred with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Trust Agreement or the transactions contemplated thereby; provided that the indemnified party acted without willful misconduct, bad faith or gross negligence.

12.	Subsequent Events

The Trust has evaluated subsequent events and transactions for potential recognition or disclosure through the date the financial statements were issued and has determined that there are no material events that would require disclosure in the financial statements.