Form 10-Q
period 2025-03-31
Ark 21Shares Bitcoin ETF
filed 2025-05-13
CIK 1869699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The registrant had 47,955,000 outstanding shares as of May 6, 2025.

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

Should one or more of these risks discussed in “Risk Factors” herein or in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed on March 26, 2025, for the period ended December 31, 2024 (the “Annual Report”), or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s and the Sub-Adviser’s beliefs, estimates and opinions on the date the statements are made, and neither the Trust, the Sponsor nor the Sub-Adviser is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Moreover, neither the Trust, the Sponsor, the Sub-Adviser, nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Investors are therefore cautioned against placing undue reliance on forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ARK 21SHARES BITCOIN ETF

STATEMENT OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per Share amounts)

	March 31, 2025	December 31, 2024
Assets	(Unaudited)
Investment in bitcoin, at fair value (cost $3,548,730 and $3,077,870, respectively)	$3,916,212	$4,352,648
Bitcoin sold receivable	23,180	11,227
Total assets	3,939,392	4,363,875

Liabilities
Capital shares payable	$23,180	$11,229
Sponsor fee payable	754	358
Total liabilities	23,934	11,587
Commitments and contingent liabilities (Note 9)
Net assets	$3,915,458	$4,352,288

Net assets consists of
Paid-in-capital	$2,611,357	$2,460,639
Accumulated earnings (loss)	1,304,101	1,891,649
	$3,915,458	$4,352,288

Shares issued and outstanding, no par value, unlimited amount authorized	47,605,000	46,690,000
Net asset value per share	$82.25	$93.22

The accompanying notes are an integral part of the financial statements.

ARK 21SHARES BITCOIN ETF

SCHEDULES OF INVESTMENT

(Amounts in thousands, except quantity of bitcoin and percentages)

March 31, 2025 (Unaudited)

	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	47,501.0671	$3,548,730	$3,916,212	100.02%
Total investments	47,501.0671	$3,548,730	$3,916,212	100.02%
Liabilities in excess of other assets			(754)	(0.02)%
Net assets			$3,915,458	100.00%

December 31, 2024

	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	46,607.1028	$3,077,870	$4,352,648	100.01%
Total investments	46,607.1028	$3,077,870	$4,352,648	100.01%
Liabilities in excess of other assets			(360)	(0.01)%
Net assets			$4,352,288	100.00%

The accompanying notes are an integral part of the financial statements.

ARK 21SHARES BITCOIN ETF

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
	(Unaudited)	(Unaudited)

Expenses
Sponsor fee	$2,367	$721
Total expenses	2,367	721
Less waiver and reimbursement	–	(93)
Net expenses	2,367	628
Net investment loss	(2,367)	(628)

Realized and change in unrealized gain (loss)
Net realized gain on investment in bitcoin sold to pay Sponsor fee	497	–
Net realized gain (loss) on investment in bitcoin sold for redemptions	321,579	(85)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(907,296)	845,323
Net change in unrealized gain on Sponsor fee payable	39	–
Net realized and change in unrealized gain (loss)	(585,181)	845,238
Net increase (decrease) in net assets resulting from operations	$(587,548)	$844,610

The accompanying notes are an integral part of the financial statements.

ARK 21SHARES BITCOIN ETF

STATEMENTS OF CHANGES IN NET ASSETS

(Amounts in thousands, except change in Shares issued and redeemed)

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
	(Unaudited)	(Unaudited)

Net assets, beginning of period	$4,352,288	$– [1]
Contributions for Shares issued	1,693,160	2,315,842
Distributions for Shares redeemed	(1,542,442)	(419)
Net investment loss	(2,367)	(628)
Net realized gain on investment in bitcoin sold to pay Sponsor fee	497	–
Net realized gain (loss) on investment in bitcoin sold for redemptions	321,579	(85)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(907,296)	845,323
Net change in unrealized gain on Sponsor fee payable	39	–
Net assets, end of period	$3,915,458	$3,160,033

Shares issued and redeemed
Shares issued	17,855,000	44,680,000
Shares redeemed	(16,940,000)	(10,002)
Net increase in Shares issued	915,000	44,669,998

1	Amount rounds to less than $1,000. See Note 1 to the Unaudited Notes to Financial Statements.

The accompanying notes are an integral part of the financial statements.

ARK 21Shares Bitcoin ETF

Notes to Financial Statements (Unaudited)

1.	Organization

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

On December 12, 2023, the Sponsor, in its capacity as Seed Capital Investor, subject to conditions, purchased the initial Seed Creation Baskets comprising 2 Shares at a per-Share price of $50.00, as described in “Seed Capital Investor.” Total proceeds to the Trust from the sale of these Initial Seed Shares were $100. Delivery of the Seed Shares was made on December 12, 2023. These Seed Shares were redeemed for cash on or about January 5, 2024.

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

The statements of assets and liabilities and schedule of investments on March 31, 2025, and the statements of operations and changes in net assets for the three months ended March 31, 2025 and 2024, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three months ended March 31, 2025 and 2024, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2025 (Unaudited)
Assets
Investment in bitcoin	$3,916,212	$3,916,212	$–	$–

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Assets
Investment in bitcoin	$4,352,648	$4,352,648	$–	$–

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

Federal Income Taxes

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. Although not free from doubt due to the lack of directly governing authority, if the Trust operates as expected, the Trust should be classified as a “grantor trust” for U.S. federal income tax purposes and the Trust itself should not be subject to U.S. federal income tax. Each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “pass through” to each beneficial owner of Shares. If the Trust sells bitcoin (for example, to pay fees or expenses), such a sale is a taxable event to Shareholders. Upon a Shareholder’s sale of its Shares, the Shareholder will be treated as having sold the pro rata share of the bitcoin held in the Trust at the time of the sale and may recognize gain or loss on such sale. The Sponsor has reviewed the tax positions as of March 31, 2025, and has determined that no provision for income tax is required in the Trust’s financial statements.

Segment Reporting

The Trust operates in one segment. The segment derives its revenues from Trust investments made in accordance with the defined investment strategy of the Trust, as prescribed in the Trust’s prospectus. The Chief Operating Decision Maker (“CODM”) is the Sponsor. The CODM monitors the operating results of the Trust. The financial information that the CODM leverages to assess the segment’s performance and to make decisions for the Trust’s single segment is consistent with the financial information that is presented within the Trust’s financial statements. Segment assets are reflected on the accompanying Statements of Assets and Liabilities as Total assets and the only significant segment expense, the Sponsor fee, is included in the accompanying Statements of Operations.

3.	Fair Value of Bitcoin

The following represents the changes in quantity of bitcoin and the respective fair value on March 31, 2025 (Unaudited) and December 31, 2024

(Amounts in thousands, except Quantity of bitcoin)	Quantity of bitcoin	Fair Value
Beginning balance as of January 1, 2025	46,607.1028	$4,352,648
Bitcoin purchased	17,818.1765	1,693,160
Bitcoin sold	(16,924.2374)	(1,544,376)
Net realized gain on investment in bitcoin sold to pay Sponsor fee	–	497
Net realized gain on investment in bitcoin sold for redemptions	–	321,579
Change in unrealized appreciation on investment in bitcoin	–	(907,296)
Ending balance as of March 31, 2025	47,501.0671	$3,916,212

(Amounts in thousands, except Quantity of bitcoin)	Quantity of bitcoin	Fair Value
Beginning balance as of January 1, 2024	–	–
Bitcoin purchased	95,498.6291	5,903,861
Bitcoin sold	(48,891.5263)	(3,448,694)
Net realized gain on investment in bitcoin sold to pay Sponsor fee	–	825
Net realized gain on investment in bitcoin sold for redemptions	–	621,878
Change in unrealized appreciation on investment in bitcoin	–	1,274,778
Ending balance as of December 31, 2024	46,607.1028	$4,352,648

4.	Trust Expenses

The Trust pays the unitary Sponsor Fee of 0.21% of the Trust’s bitcoin holdings. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor agreed to waive the entire Sponsor Fee for (i) a nine-month period which commenced on January 11, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $1 billion of Trust assets, whichever came first. The Trust assets exceeded $1 billion in February 2024, at which time the waiver period ended. Except for during periods during which the Sponsor Fee has been waived, the Sponsor Fee accrues daily and is payable in bitcoin weekly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying a 0.21% annualized rate to the Trust’s total bitcoin holdings, and the amount of bitcoin payable in respect of each daily accrual is determined by reference to the Index. The Trust incurred Sponsor Fees for the quarters ended March 31, 2025 and 2024 of $2,367,167 and $627,659 net of Sponsor Fee waived of $93,111, respectively. The accrued liability at March 31, 2025 and December 31, 2024 was $753,353 and $357,613. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee.

The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee. Operating expenses assumed by the Sponsor include (i) fees to the Sub-Adviser; (ii) the fee payable to marketing agents for services provided to the Trust (the “Marketing Fee”), (iii) fees to the Administrator, if any, (iv) fees to the bitcoin Custodians, (v) fees to the Transfer Agent, (vi) fees to the Trustee, (vii) the fees and expenses related to any future listing, trading or quotation of the Shares on any listing exchange or quotation system (including legal, marketing and audit fees and expenses), (viii) ordinary course legal fees and expenses but not litigation-related expenses, (ix) audit fees, (x) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or Exchange Act, (xi) printing and mailing costs; (xii) costs of maintaining the Sponsor’s website and (xiii) applicable license fees (each, a “Sponsor-paid Expense,” and together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense (as defined below) will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

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

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Activity in Capital Transactions Issued and Redeemed:
Shares issued	$17,855,000	$44,680,000
Shares redeemed	(16,940,000)	(10,002)
Net Change in Capital Transactions Issued and Redeemed	$915,000	$44,669,998

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
(Amounts in thousands)
Shares issued	$1,693,160	$2,315,842
Shares redeemed	(1,542,442)	(419)
Net Change in Capital Transactions Issued and Redeemed	$150,718	$2,315,423

Bitcoin purchased payable represents the quantity of bitcoin purchased for the creation of Shares where the bitcoin has not yet settled. Generally, bitcoin is transferred within two Business Days of the trade date.

(Amounts in thousands)	March 31, 2025	December 31, 2024
(Unaudited)
Bitcoin purchased payable	$–	$–

Bitcoin sold receivable represents the quantity of bitcoin sold for the redemption of Shares where the bitcoin has not yet been settled. Generally, bitcoin is transferred within two Business Days of the trade date.

(Amounts in thousands)	March 31, 2025	December 31, 2024
	(Unaudited)
Bitcoin sold receivable	$23,180	$11,227

6.	Related Parties

The Sponsor is a related party to the Trust. The Trust’s operations are supported by its Sponsor, who is in turn supported by its parent company and affiliated companies and external service providers.

As of March 31, 2025, the Sponsor did not own any Shares of the Trust.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

7.	Financial Highlights

Per Share Performance (for a Share outstanding throughout the periods presented)	For the three months ended March 31, 2025	For the three months ended March 31, 2024
	(Unaudited)	(Unaudited)

Net asset value per Share, beginning of period	$93.22	$50.00
Net investment income (loss) on investment in bitcoin(1)	(0.05)	(0.02)
Net realized and change in unrealized gain(loss) on investment in bitcoin(2)	(10.92)	20.76
Net change in net assets from operations	(10.97)	20.74
Net asset value per Share, end of period	$82.25	$70.74

Total return, at net asset value(3)(5)	(11.77)%	41.48%

Ratio to average net assets(4)
Net investment income (loss)	(0.21)%	(0.18)%
Gross expenses	0.21%	0.21%
Net expenses	0.21%	0.18%

(1)	Calculated using average Shares outstanding.
(2)	The amount shown for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses for the year because of the timing of sales and repurchases of the Trust’s shares in relation to fluctuating market values for the Trust.
(3)	Total return is calculated based on the change in value during the period and is not annualized. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Trust.
(4)	Annualized.
(5)	Not Annualized.

8.	Commitments and Contingent Liabilities

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

10.	Indemnification

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

11.	Subsequent Events

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

On December 12, 2023, the Sponsor, in its capacity as Seed Capital Investor, subject to conditions, purchased the initial Seed Shares comprising 2 Shares at a per-Share price of $50.00, as described in “Seed Capital Investor.” Total proceeds to the Trust from the sale of these Seed Shares were $100. Delivery of the Seed Shares was made on December 12, 2023. These Seed Shares were redeemed for cash on or about January 5, 2024.

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

The Trust pays the unitary Sponsor Fee of 0.21% of the Trust’s bitcoin holdings. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor agreed to waive the entire Sponsor Fee for (i) a nine-month period which commenced on January 11, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $1 billion of Trust assets, whichever came first. The Trust assets exceeded $1 billion in April 2024, at which time the waiver period ended. The Trust incurred Sponsor Fees for the quarters ended March 31, 2025 and 2024 of $2,367,167 and $627,659 net of Sponsor Fee waived of $93,111, respectively.

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

NAV and NAV per Share are not measures calculated in accordance with GAAP and are not intended as substitutes for Principal Market and Principal Market NAV per Share, respectively.

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

Results of Operations (Amounts in thousands, except Price of bitcoin and Shares outstanding)

As of March 31, 2025, the Trust had a net closing balance of 47,501.0671 bitcoin with a value of $3,941,769, based on the Index Price of $82,982.75 on March 31, 2025 (CME CF Bitcoin Reference Rate – New York Variant). As of March 31, 2025, the total market value of the Trust’s bitcoin was $3,916,212, based on the price of a bitcoin in the principal market (Coinbase) of $82,444.71 on March 31, 2025.

For the three months ended March 31, 2025

Net realized and change in unrealized loss on investment in bitcoin for the period December 31, 2024 through March 31, 2025, was $(585,181) which includes a net change in unrealized depreciation on investment in bitcoin of $(907,296). Net realized and unrealized gain on investment in bitcoin for the period was driven by bitcoin price depreciation throughout the period from $93,390.22 per bitcoin as of December 31, 2024, to $82,444.71 per bitcoin as of March 31, 2025. Net decrease in net assets resulting from operations was $(587,548) for the period ended March 31, 2025, primarily driven by the aforementioned net realized and change in unrealized loss on investment in bitcoin despite the net increase in the number of shares outstanding.

For the three months ended March 31, 2024

Net realized and unrealized gain on investment in bitcoin for the three months ended March 31, 2024, was $845,238 which includes a realized loss of $(85) on the sale of bitcoins associated with the disposition of the initial seed creation shares, a loss for the removal of bitcoin mark-to-market from the daily Sponsor’s Fee accrual, and a net change in unrealized appreciation on investment in bitcoin of $845,323. Net realized and unrealized gain on investment in bitcoin for the period was driven by bitcoin price appreciation from $46,666.89 per bitcoin as of January 11, 2024, to $70,761.62 per bitcoin as of March 31, 2024. Net increase in net assets resulting from operations was $844,610 for the three months ended March 31, 2024, which consisted of the net realized and unrealized gain on investment in bitcoin, less the Sponsor’s Fee of $628.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Trust’s only ordinary recurring expense is the fee paid to the Sponsor at an annual rate of 0.21% of the daily net asset value of the Trust. The Sponsor agreed to waive the entire Sponsor Fee for (i) a nine-month period which commenced on January 11, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $1 billion of Trust assets, whichever came first. The Trust assets exceeded $1 billion in April 2024, at which time the waiver period ended. The aggregate Sponsor Fee paid to the Sponsor for the period ended March 31, 2025 was $(2,585,000). In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Trust, including but not limited to the following: fees charged by the Sub-Adviser, Administrator, the Custodians, Transfer Agent and the Trustee, the Marketing Fee, the Exchange’s listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, website fees, tax reporting fees, audit fees, license fees and expenses, up to $100,000 per annum in ordinary legal fees and expenses. The Sponsor bears expenses in connection with the Trust’s organization and initial offering costs.

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

Item 4. Controls and Procedures

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Exchange Act, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of March 31, 2025, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust.

Item 1A. Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in “Part I. Item 1A. Risk Factors” in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 26, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Trust redeemed 3,388 Creation Units (comprising 16,940,000 Shares) during the quarter ended March 31, 2025. The following table summarizes the redemptions of Shares by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share	Maximum number of shares that may yet be purchased
January 1, 2025 – January 31, 2025	5,530,000	$95.49	N/A
February 1, 2025 – February 28, 2025	5,775,000	$93.46	N/A
March 1, 2025 - March 31, 2025	5,635,000	$84.23	N/A

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) for the three-month period ended March 31, 2025.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARK 21Shares Bitcoin ETF (Registrant)

By: 21Shares US LLC, its Sponsor

By:	/s/ Russell Barlow
Russell Barlow
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2025

By:	/s/ Duncan Moir
Duncan Moir
President

Date: May 13, 2025