Form 10-Q
period 2025-06-30
Ark 21Shares Bitcoin ETF
filed 2025-08-13
CIK 1869699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to____________

Commission File Number 001-41910

ARK 21Shares Bitcoin ETF

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-6497023
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

21Shares US LLC

477 Madison Avenue, 6th Floor

New York, New York 10022

(646) 370-6016

(Address, including zip code, and telephone number, including area code, of registrant’s primary executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Units of Beneficial Interest of ARK 21Shares Bitcoin ETF	ARKB	Cboe BZX Exchange, Inc.

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

The registrant had 137,230,000 outstanding shares as of August 4, 2025.

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

Whether or not actual results and developments will conform to the Sponsor and the Sub-Adviser’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor and the Sub-Adviser anticipate to occur will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its common units of beneficial interest (the “Shares”).

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ARK 21SHARES BITCOIN ETF

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per Share amounts)

	June 30, 2025	December 31, 2024
Assets	(Unaudited)
Investment in bitcoin, at fair value (cost $3,807,147 and $3,077,870, respectively)	$5,034,561	$4,352,648
Bitcoin sold receivable	10,182	11,227
Total assets	5,044,743	4,363,875

Liabilities
Capital shares payable	$10,182	$11,229
Sponsor fee payable	200	358
Total liabilities	10,382	11,587
Commitments and contingent liabilities (Note 9)
Net assets	$5,034,361	$4,352,288

Net assets consists of
Paid-in-capital	$2,532,601	$2,460,639
Accumulated earnings (loss)	2,501,760	1,891,649
	$5,034,361	$4,352,288

Shares issued and outstanding, no par value, unlimited amount authorized	140,570,000	140,070,000	#
Net asset value per share	$35.81	$31.07	#

#	On June 13, 2025 there was a 3-for-1 share split. Historical shares outstanding and net asset value per share have been adjusted to reflect the 3-for-1 share split on a retroactive basis.

The accompanying notes are an integral part of the financial statements.

ARK 21SHARES BITCOIN ETF

SCHEDULES OF INVESTMENT

(Amounts in thousands, except quantity of bitcoin and percentages)

June 30, 2025 (Unaudited)

	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	46,722.8267	$3,807,147	$5,034,561	100.00%
Total investments	46,722.8267	$3,807,147	$5,034,561	100.00%
Liabilities in excess of other assets			(200)	(0.00)%
Net assets			$5,034,361	100.00%

December 31, 2024

	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	46,607.1028	$3,077,870	$4,352,648	100.01%
Total investments	46,607.1028	$3,077,870	$4,352,648	100.01%
Liabilities in excess of other assets			(360)	(0.01)%
Net assets			$4,352,288	100.00%

The accompanying notes are an integral part of the financial statements.

ARK 21SHARES BITCOIN ETF

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expenses
Sponsor fee	$2,444	$1,555	$4,811	$2,276
Total expenses	2,444	1,555	4,811	2,276
Less waiver and reimbursement	–	–	–	(93)
Net expenses	2,444	1,555	4,811	2,183
Net investment loss	(2,444)	(1,555)	(4,811)	(2,183)

Realized and change in unrealized gain (loss)
Net realized gain on investment in bitcoin sold to pay Sponsor fee	593	327	1,129	327
Net realized gain on investment in bitcoin sold for redemptions	339,579	135,325	661,158	135,240
Net change in unrealized appreciation (depreciation) on investment in bitcoin	859,932	(543,311)	(47,364)	302,012
Net realized and change in unrealized gain (loss)	1,200,104	(407,659)	614,923	437,579
Net increase (decrease) in net assets resulting from operations	$1,197,660	$(409,214)	$610,112	$435,396

The accompanying notes are an integral part of the financial statements.

ARK 21SHARES BITCOIN ETF

STATEMENTS OF CHANGES IN NET ASSETS

(Amounts in thousands, except change in Shares issued and redeemed)

	For the three months ended June 30, 2025	For the three months ended June 30, 2024		For the six months ended June 30, 2025	For the six months ended June 30, 2024
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)

Net assets, beginning of period	$3,915,458	$3,160,033		$4,352,288	$–1
Contributions for Shares issued	1,596,484	875,834		3,289,644	3,191,676
Distributions for Shares redeemed	(1,675,241)	(777,078)		(3,217,683)	(777,497)
Net investment loss	(2,444)	(1,555)		(4,811)	(2,183)
Net realized gain on investment in bitcoin sold to pay Sponsor fee	593	327		1,129	327
Net realized gain on investment in bitcoin sold for redemptions	339,579	135,325		661,158	135,240
Net change in unrealized appreciation (depreciation) on investment in bitcoin	859,932	(543,311)		(47,364)	302,012
Net assets, end of period	$5,034,361	$2,849,575		$5,034,361	$2,849,575

Shares issued and redeemed
Shares issued	49,470,000	39,930,000	#	103,035,000	173,970,000	#
Shares redeemed	(51,715,000)	(35,790,000	)#	(102,535,000)	(35,820,000	)#
Net increase (decrease) in Shares issued	(2,245,000)	4,140,000	#	500,000	138,150,000	#

#	As described further in “Note 1: Organization,” on June 13, 2025, there was a 3-for-1 share split. Historical shares outstanding and net asset value per share have been adjusted to reflect the 3-for-1 share split on a retroactive basis.

1	Amount rounds to less than $1,000. See Note 1 to the Unaudited Notes to Financial Statements.

The accompanying notes are an integral part of the financial statements.

ARK 21Shares Bitcoin ETF

Notes to Financial Statements (Unaudited)

1.	Organization

The ARK 21Shares Bitcoin ETF (the “Trust”) is a Delaware statutory trust, formed on June 22, 2021, pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust operates pursuant to an Amended and Restated Trust Agreement (the “Trust Agreement”). CSC Delaware Trust Company, a Delaware trust company, is the trustee of the Trust (the “Trustee”). The Trust is managed and controlled by 21Shares US LLC (the “Sponsor”). The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of Jura Pentium Inc., whose ultimate parent company is 21co Holdings Limited (formerly known as Amun Holdings Limited). Coinbase Custody Trust Company, LLC (“Coinbase”), BitGo New York Trust Company, LLC (“BitGo”), and Anchorage Digital Bank N.A. (“Anchorage”, and, together with Coinbase and BitGo, as the context may require, the “Custodian”, “Custodians” and each a “Custodian”) are the custodians for the Trust and hold all of the Trust’s bitcoin on the Trust’s behalf. The transfer agent (the “Transfer Agent”), the administrator for the Trust (the “Administrator”), and the cash custodian (the “Cash Custodian”), is Bank of New York Mellon.

The Trust is an exchange-traded fund that issues common units of beneficial interest (the “Shares”) representing fractional undivided beneficial interests in its net assets that trade on the Cboe BZX Exchange, Inc. (the “Exchange”). The Shares were listed for trading on the Exchange on January 11, 2024, under the ticker symbol “ARKB”.

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

On June 2, 2025, the Trust announced that the Sponsor approved a three (3)-for-one (1) share split (the “Share Split”) of all of the Trust’s outstanding Shares In connection with the Share Split, every one Share that was held by the Trust’s beneficial owners (the “Record Holders”) at the close of business on June 12, 2025, automatically split into three Shares after market close on June 13, 2025. The Share Split became effective at market open on June 16, 2025. Following the Share Split, the Shares will continue to trade under the ticker symbol “ARKB” under the same CUSIP, and the total net asset value (“NAV”) of the Trust did not change as a result of the Share Split. In addition, each Record Holder will continue to hold the same percentage of the Trust’s outstanding Shares as held immediately prior to the Share Split, and the Share Split will not modify the rights or preferences of the Shares. The investment objective, strategy, and underlying holdings of the Trust will remain unchanged.

The statements of assets and liabilities and schedule of investments on June 30, 2025, and the statements of operations and changes in net assets for the three and six months ended June 30, 2025 and 2024, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three and six months ended June 30, 2025, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2025 (Unaudited)
Assets
Investment in bitcoin	$5,034,561	$5,034,561	$–	$–

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Assets
Investment in bitcoin	$4,352,648	$4,352,648	$–	$–

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

Calculation of NAV and NAV per Share

On each day other than when the Exchange is closed for regular trading (a “Business Day”), as soon as practicable after 4:00 p.m. (Eastern Time), the NAV of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the fair value of the bitcoin and other assets held by the Trust using the index price. The Trustee computes the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

Federal Income Taxes

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. Although not free from doubt due to the lack of directly governing authority, if the Trust operates as expected, the Trust should be classified as a “grantor trust” for U.S. federal income tax purposes and the Trust itself should not be subject to U.S. federal income tax. Each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “pass through” to each beneficial owner of Shares. If the Trust sells bitcoin (for example, to pay fees or expenses), such a sale is a taxable event to Shareholders. Upon a Shareholder’s sale of its Shares, the Shareholder will be treated as having sold the pro rata share of the bitcoin held in the Trust at the time of the sale and may recognize gain or loss on such sale. The Sponsor has reviewed the tax positions as of June 30, 2025, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

The following represents the changes in quantity of bitcoin and the respective fair value on the six months ended June 30, 2025 (Unaudited) and 2024 (Unaudited):

(Amounts in thousands, except quantity of bitcoin)	Quantity of bitcoin	Fair Value
Beginning balance as of January 1, 2025	46,607.1028	$4,352,648
Bitcoin purchased	34,265.2508	3,289,625
Bitcoin sold	(34,149.5269)	(3,222,586)
Net realized gain on investment in bitcoin sold to pay Sponsor fee	–	1,129
Net realized gain on investment in bitcoin sold for redemptions	–	661,158
Change in unrealized appreciation/(depreciation) on investment in bitcoin	–	(47,364)
Ending balance as of June 30, 2025	46,722.8267	$5,034,561

(Amounts in thousands, except quantity of bitcoin)	Quantity of bitcoin	Fair Value
Beginning balance as of January 1, 2024	–	$–
Bitcoin purchased	57,979.9144	3,191,635
Bitcoin sold	(11,933.3010)	(778,869)
Net realized gain on investment in bitcoin sold to pay Sponsor fee	(20.8163)	327
Net realized gain on investment in bitcoin sold for redemptions	–	135,240
Change in unrealized appreciation on investment in bitcoin	–	302,012
Ending balance as of June 30, 2024	46,025.7971	$2,850,345

The following represents the changes in quantity of bitcoin and the respective fair value on the three months ended June 30, 2025 (Unaudited) and 2024 (Unaudited):

(Amounts in thousands, except quantity of bitcoin)	Quantity of bitcoin	Fair Value
Beginning balance as of April 1, 2025	47,501.0671	$3,916,212
Bitcoin purchased	16,447.0743	1,596,416
Bitcoin sold	(17,225.3147)	(1,678,171)
Net realized gain on investment in bitcoin sold to pay Sponsor fee	–	593
Net realized gain on investment in bitcoin sold for redemptions	–	339,579
Change in unrealized appreciation/(depreciation) on investment in bitcoin	–	859,932
Ending balance as of June 30, 2025	46,722.8267	$5,034,561

(Amounts in thousands, except quantity of bitcoin)	Quantity of bitcoin	Fair Value
Beginning balance as of April 1, 2024	44,667.3162	3,160,732
Bitcoin purchased	13,302.5982	875,793
Bitcoin sold	(11,923.3010)	(778,450)
Net realized gain on investment in bitcoin sold to pay Sponsor fee	(20.8163)	327
Net realized gain on investment in bitcoin sold for redemptions	–	135,254
Change in unrealized appreciation on investment in bitcoin	–	(543,311)
Ending balance as of June 30, 2024	46,025.7971	$2,850,345

4.	Trust Expenses

The Trust pays the unitary Sponsor fee of 0.21% of the Trust’s bitcoin holdings. The Sponsor fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor agreed to waive the entire Sponsor fee for (i) a nine-month period which commenced on January 11, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $1 billion of Trust assets, whichever came first. The Trust assets exceeded $1 billion in February 2024, at which time the waiver period ended. Except for during periods during which the Spo nsor fee has been waived, the Sponsor fee accrues daily and is payable in bitcoin weekly in arrears. The Administrator calculates the Sponsor fee on a daily basis by applying a 0.21% annualized rate to the Trust’s total bitcoin holdings, and the amount of bitcoin payable in respect of each daily accrual is determined by reference to the Index. The Trust incurred Sponsor fees for the six-month periods ended June 30, 2025 and 2024 of $4,811,499 and $2,183,099 net of Sponsor fees waived of $93,111, respectively. The accrued liability at June 30, 2025 and December 31, 2024 was $200,212 and $357,613, respectively. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor fee.

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

	For the three months ended June 30, 2025	For the three months ended June 30, 2024		For the six months ended June 30, 2025	For the six months ended June 30, 2024
Activity in Capital Transactions:
Contributions for shares issued	49,470,000	39,930,000	#	103,035,000	173,970,000	#
Distributions for shares redeemed	(51,715,000)	(35,790,000	)#	(102,535,000)	(35,820,000	)#
Net Change in Capital Transactions	(2,245,000)	4,140,000	#	500,000	138,150,000	#

#	On June 13, 2025, the Share Split occurred. Historical shares outstanding and NAV per share have been adjusted to reflect the Share Split on a retroactive basis.

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
(Amounts in thousands)
Shares issued	$1,596,484	$875,834	$3,289,644	$3,191,676
Shares redeemed	(1,675,241)	(777,078)	(3,217,683)	(777,497)
Net Change in Capital Transactions Issued and Redeemed	$(78,757)	$98,756	$71,961	$2,414,179

Bitcoin purchased payable represents the quantity of bitcoin purchased for the creation of Shares where the bitcoin has not yet settled. Generally, bitcoin is transferred within two Business Days of the trade date.

(Amounts in thousands)	June 30, 2025	December 31, 2024
(Unaudited)
Bitcoin purchased payable	$–	$–

Bitcoin sold receivable represents the quantity of bitcoin sold for the redemption of Shares where the bitcoin has not yet been settled. Generally, bitcoin is transferred within two Business Days of the trade date.

(Amounts in thousands)	June 30, 2025	December 31, 2024
	(Unaudited)
Bitcoin sold receivable	$10,182	$11,227

6.	Related Parties

The Sponsor is a related party to the Trust. The Trust’s operations are supported by its Sponsor, who is in turn supported by its parent company and affiliated companies and external service providers.

As of June 30, 2025, the Sponsor owned zero Shares of the Trust.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

7.	Financial Highlights

Per Share Performance (for a Share outstanding throughout each period presented)	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net asset value per Share, beginning of period	$27.42 #	$23.58 #	$31.07 #	$16.67 #
Net investment income (loss) on investment in bitcoin(1)	(0.02)	(0.01)	(0.03)	(0.02)
Net realized and change in unrealized gain(loss) on investment in bitcoin(2)	8.41	(2.94)	4.77	3.98
Net change in net assets from operations	8.39	(2.95)	4.74	3.96
Net asset value per Share, end of period	$35.81	$20.63 #	$35.81	$20.63 #

Total return, at net asset value(3)(5)	30.60%	(12.52)%	15.26%	23.76%

Ratio to average net assets(4)
Net investment income (loss)	(0.21)%	(0.21)%	(0.21)%	(0.19)%
Gross expenses	0.21%	0.21%	0.21%	0.20%
Net expenses	0.21%	0.21%	0.21%	0.19%

#	On June 13, 2025, the Share Split occurred. Historical shares outstanding and NAV per share have been adjusted to reflect the Share Split on a retroactive basis.

(1)	Calculated using average Shares outstanding.

(2)	The amount shown for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses for the year because of the timing of sales and repurchases of the Trust’s shares in relation to fluctuating market values for the Trust.

(3)	Total return is calculated based on the change in value during the period and is not annualized. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Trust.

(4)	Annualized.

(5)	Not Annualized.

8.	Commitments and Contingent Liabilities

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

On July 29, 2025, the SEC issued 19b-4 orders permitting in-kind creations and redemptions by authorized participants for the Trust. On July 31, 2025, the amendment to the Trust's S-1 registration statement was declared effective. As a result of these regulatory actions, the Trust is authorized to create and redeem shares with authorized participants on an in-kind basis.

The Trust has evaluated all subsequent events through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements other than the item noted above.

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

Organization and Trust Overview

The Trust is a Delaware statutory trust, formed on June 22, 2021, pursuant to the DSTA. The Trust operates pursuant to the Trust Agreement. The Trust is not registered as an investment company under the 1940 Act and is not a commodity pool for purposes of the CEA. The Trust is managed and controlled by the Sponsor. The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of Jura Pentium Inc., whose ultimate parent company is 21co Holdings Limited (formerly known as Amun Holdings Limited). The Sponsor is not subject to regulation by the CFTC as a commodity pool operator with respect to the Trust, or a commodity trading advisor with respect to the Trust. The Trust is an exchange-traded fund that issues common units of beneficial interest representing fractional undivided beneficial interests in its net assets that trade on the Exchange. The Shares are listed for trading on the Exchange under a ticker symbol “ARKB”.

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

On June 2, 2025, the Trust announced that the Sponsor had approved the Share Split of all of the Shares. In connection with the Share Split, every one Share that was held by the Trust’s Record Holders at the close of business on June 12, 2025, automatically split into three Shares after market close on June 13, 2025. The Share Split became effective at market open on June 16, 2025. Following the Share Split, the Shares will continue to trade under the ticker symbol “ARKB” under the same CUSIP, and the total NAV of the Trust did not change as a result of the Share Split. In addition, each Record Holder will continue to hold the same percentage of the Trust’s outstanding Shares as held immediately prior to the Share Split, and the Share Split will not modify the rights or preferences of the Shares. The investment objective, strategy, and underlying holdings of the Trust will remain unchanged.

The Trust’s investment objective is to seek to track the performance of bitcoin, as measured by the performance of the Index, adjusted for the Trust’s expenses and other liabilities. CF Benchmarks Ltd. is the administrator for the Index Provider. The Index is designed to reflect the performance of bitcoin in U.S. dollars. In seeking to achieve its investment objective, the Trust holds bitcoin at its Custodians and values its Shares daily based on the Index. The Trust is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the bitcoin held by the Trust.

The Trust issues Shares only in Creation Baskets of 5,000 or multiples thereof. Creation Baskets are issued and redeemed in exchange for cash. Individual Shares will not be redeemed by the Trust but are listed and traded on the Exchange under the ticker symbol “ARKB.” The Trust issues Shares in Creation Baskets on a continuous basis at the applicable NAV per Share on the creation order date.

The Trust pays the unitary Sponsor fee of 0.21% of the Trust’s bitcoin holdings. The Sponsor fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor agreed to waive the entire Sponsor fee for (i) a nine-month period which commenced on January 11, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $1 billion of Trust assets, whichever came first. The Trust assets exceeded $1 billion in February 2024, at which time the waiver period ended. The Trust incurred Sponsor fees for the six-month periods ended June 30, 2025 and 2024 of $4,811,499 and $2,183,009 net of Sponsor fees waived of $93,111, respectively.

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

Results of Operations (Amounts in thousands, except price of bitcoin and Shares outstanding)

As of June 30, 2025, the Trust had a net closing balance of 46,722.8267 bitcoins with a value of $5,022,119, based on the Index price of $107,487.49 on June 30, 2025 (CME CF Bitcoin Reference Rate – New York Variant, non-GAAP methodology). As of June 30, 2025, the total market value of the Trust’s bitcoin was $5,034,561, based on the price of a bitcoin in the principal market of $107,753.77 on June 30, 2025.

For the Three Months ended on June 30, 2025

Net realized and change in unrealized loss on investment in bitcoin for the three months ended June 30, 2025, was $1,200,104 which includes a net change in unrealized appreciation on investment in bitcoin of $859,932. Net realized and change in unrealized gain on investment in bitcoin for the period was driven by bitcoin price appreciation throughout the period from $82,444.71 per bitcoin as of March 31, 2025 to $107,753.77 per bitcoin as of June 30, 2025. Net increase in net assets resulting from operations was $1,197,660 for the three months ended June 30, 2025, primarily driven by the aforementioned net realized and change in unrealized gain on investment in bitcoin.

For the Three Months ended on June 30, 2024

The Trust’s NAV decreased from $3,160,033 on March 31, 2024 to $2,849,575 on June 30, 2024. The decrease in the Trust’s NAV resulted primarily from a decrease in bitcoin price of 12.48% (from $70,761.62 per bitcoin as of March 31, 2024 to $61,929.29 per bitcoin as of June 30, 2024) and an increase of number of shares outstanding from 134,010,000 on March 31 2024 to 139,500,000 on June 30, 2024.

The Trust’s net decrease in net assets resulting from operations for the quarter ended June 30, 2024 was $(409,214). This number is largely the result of a change in unrealized depreciation on investment in bitcoin of $(543,311), which was partially offset by a realized gain of $327 on the sale of bitcoin for purposes of distributing to the Sponsor as the Sponsor’s fee and net realized gain on investment in bitcoin sold for redemptions of $135,325. The Trust’s expenses for the quarter were $1,555, relating to the Sponsor’s fees.

For the Six Months Ended June 30, 2025

The Trust’s NAV increased from $4,352,288 on December 31, 2024 to $5,034,361 on June 30, 2025. The increase in the Trust’s NAV resulted primarily from an increase in the price of bitcoin of 15.46% (from $93,320.22 per bitcoin on December 31, 2024 to $107,753.77 per bitcoin on June 30, 2025) and a net increase of 93,880,000 in the number of shares outstanding from December 31, 2024 to June 30, 2025.

The Trust’s net increase in net assets resulting from operations for the six months ended June 30, 2025 was $610,112. This was the result of a change in unrealized depreciation on investment in bitcoin of $(47,364), a net realized gain of $1,129 on the sale of bitcoins for purposes of distributing to the Sponsor as the Sponsor’s fee, and net realized gain on investment in bitcoin sold for redemptions of $661,158. The Trust’s expenses for the six-month period were $(4,811) relating to the Sponsor’s fees.

For the Six Months Ended June 30, 2024

The Trust’s NAV increased from $100 on December 31, 2023 to $2,849,575 on June 30, 2024. The increase in the Trust’s NAV resulted primarily from an increase in the price of bitcoin of 32.70% (from $46,666.89 per bitcoin on January 11, 2024 to $61,929.29 per bitcoin on June 30, 2024) and a net increase of 138,149,994 in the number of shares outstanding from December 31, 2023 to June 30, 2024.

The Trust’s net increase in net assets resulting from operations for the six months ended June 30, 2024 was $435,396. This was the result of a change in unrealized depreciation on investment in bitcoin of $302,012, a net realized gain of $327 on the sale of bitcoins for purposes of distributing to the Sponsor as the Sponsor’s fee, and net realized gain on investment in bitcoin sold for redemptions of $135,239. The Trust’s expenses for the six-month period were $2,183, relating to the Sponsor’s fees net of Sponsor’s fee waived.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Trust’s only ordinary recurring expense is the fee paid to the Sponsor at an annual rate of 0.21% of the daily NAV of the Trust. The Sponsor agreed to waive the entire Sponsor fee for (i) a nine-month period which commenced on January 11, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $1 billion of Trust assets, whichever came first. The Trust assets exceeded $1 billion in February 2024, at which time the waiver period ended. The aggregate Sponsor fee paid to the Sponsor for the period ended June 30, 2025 was $4,969. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Trust, including but not limited to the following: fees charged by the Sub-Adviser, Administrator, the Custodians, Transfer Agent and the Trustee, the Marketing Fee, the Exchange’s listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, website fees, tax reporting fees, audit fees, license fees and expenses, up to $100,000 per annum in ordinary legal fees and expenses. The Sponsor bears expenses in connection with the Trust’s organization and initial offering costs.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of June 30, 2025, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust.

Item 1A. Risk Factors

You should carefully consider the risk factors discussed below as well as the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report, which could materially affect our business, financial condition or future results. Other than as described herein, there have been no material changes in our risk factors from those disclosed in our Annual Report.

The risks described below and in our Annual Report are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Effective July 30, 2025, the Trust will allow for an in-kind creation and redemption process as an alternative to its current cash creation and redemption process. This change is intended to provide additional flexibility to participants and may impact the operations of the Trust. Certain of the Trust’s risk factors, as set forth below, have been updated to reflect this change.

The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, may adversely affect the arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of bitcoin and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

Authorized Participants must be registered broker-dealers. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. On May 15, 2025, the staff of the SEC’s Division of Trading and Markets stated that broker-dealers are permitted to facilitate in-kind creations and redemptions in connection with spot crypto exchange-traded products; however, there is as yet no definitive regulatory guidance on the specific details of how registered broker-dealers can comply with SEC rules with regard to transacting in or holding spot bitcoin. Absent further regulatory clarity regarding whether and how registered broker-dealers can hold and deal in bitcoin under applicable broker-dealer financial responsibility and other rules, there is a risk that registered broker-dealers participating in the in-kind creation or redemption of Shares for bitcoin may be unable to demonstrate compliance with such rules. While compliance with rules such as the customer protection rule, the net capital rule and recordkeeping requirements are primarily the broker-dealer’s responsibility, a national securities exchange is required to enforce compliance by its member broker-dealers with applicable federal securities law and rules. Only certain Authorized Participants at present have the ability (either acting themselves or through their affiliates) to support in-kind creation and redemption activity.

Even with the SEC Staff’s recent statement clarifying that in-kind creations and redemptions are permitted, the Trust’s limited ability to facilitate in-kind creations and redemptions could result in the exchange-traded product arbitrage mechanism failing to function as efficiently as it otherwise would, leading to the potential for the Shares to trade at premiums or discounts to the NAV per Share, and such premiums or discounts could be substantial. Furthermore, if cash creations or redemptions are unavailable, either due to the Sponsor’s decision to reject or suspend such orders or otherwise, Authorized Participants will be limited in their ability to redeem or create Shares, in which case the arbitrage mechanism may not function as efficiently. This could result in impaired liquidity for the Shares, wider bid/ask spreads in secondary trading of the Shares and greater costs to investors and other market participants. In addition, the Trust’s limited ability to facilitate in-kind creations and redemptions, and resulting relative reliance on cash creations and redemptions, could cause the Sponsor to halt or suspend the creation or redemption of Shares during times of market volatility or turmoil, among other consequences. Further, there can be no assurance that broker-dealers would be willing to serve as Authorized Participants with respect to the in-kind creation and redemption of Shares. Any of these factors could adversely affect the performance of the Trust and the value of the Shares.

The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, could cause delays in trade execution due to potential operational issues arising from implementing a cash creation and redemption model, which involves greater operational steps (and therefore execution risk) than the originally contemplated in-kind creation and redemption model, or the potential unavailability or exhaustion of the Trust’s ability to borrow bitcoin or cash as trade credit, which the Trust would not be able to use in connection with in-kind creations and redemptions. Such delays could cause the execution price associated with such trades to materially deviate from the Index price used to determine the NAV. Even though the Authorized Participant is responsible for the dollar cost of such difference in prices, Authorized Participants could default on their obligations to the Trust, or such potential risks and costs could lead to Authorized Participants, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying bitcoin, to elect to not participate in the Trust’s Share creation and redemption processes. This may adversely affect the arbitrage mechanism intended to keep the price of the Shares closely linked to the price of bitcoin, and as a result, the price of the Shares may fall or otherwise diverge from NAV. If the arbitrage mechanism is not effective, purchases or sales of Shares on the secondary market could occur at a premium or discount to NAV, which could harm Shareholders by causing them buy Shares at a price higher than the value of the underlying bitcoin held by the Trust or sell Shares at a price lower than the value of the underlying bitcoin held by the Trust, causing Shareholders to suffer losses.

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

It is expected that each Shareholder will include in the computation of their taxable income their proportionate share of the taxable income and expenses of the Trust, including gains and losses realized in connection with the use of bitcoin to pay Trust expenses or facilitate redemption transactions. The Trust does not anticipate making distributions to Shareholders, so any tax liability that a Shareholder incurs as a result of holding Shares will need to be satisfied from some other source of funds. If a Shareholder sells Shares in order to raise funds to satisfy such a tax liability, the sale itself may generate additional taxable gain or loss.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Trust redeemed 10,343 Creation Units (comprising 51,715,000 Shares) during the quarter ended June 30, 2025. The following table summarizes the redemptions of Shares by Authorized Participants during the period:

Period	Total Shares Redeemed		Average Price Per Share		Maximum number of shares that may yet be purchased
April 1, 2025 - April 30, 2025	22,695,000	#	$28.41	#	N/A
May 1, 2025 – May 31, 2025	17,700,000	#	$34.55	#	N/A
June 1, 2025 - June 30, 2025	11,320,000	#	$34.97	#	N/A

#	On June 13, 2025 the Share Split occurred. Historical shares outstanding and NAV per share have been adjusted to reflect the Share Split on a retroactive basis.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) for the three-month period ended June 30, 2025.

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
Russell Barlow
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025

By:	/s/ Duncan Moir
Duncan Moir
President (Principal Financial Officer)

Date: August 13, 2025