Form 10-Q
period 2025-09-30
Ark 21Shares Bitcoin ETF
filed 2025-11-14
CIK 1869699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The registrant had 125,510,000 outstanding shares as of November 6, 2025.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes “forward-looking statements” that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets and indexes that track such movements, the operations of ARK 21Shares Bitcoin ETF (the “Trust”), the plans of 21Shares US LLC (the “Sponsor”), as the sponsor of the Trust, and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor and ARK Investment Management LLC (the “Sub-Adviser”) have made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances.

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

Should one or more of these risks discussed in “Risk Factors” herein or in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed on March 26, 2025, for the period ended December 31, 2024 (the “Annual Report”), or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s and the Sub-Adviser’s beliefs, estimates and opinions on the date the statements are made, and neither the Trust, the Sponsor, nor the Sub-Adviser is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Moreover, neither the Trust, the Sponsor, the Sub-Adviser, nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Investors are therefore cautioned against placing undue reliance on forward-looking statements.

Emerging Growth Company

The Trust is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as the Trust is an emerging growth company, unlike other public companies, it will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 (b) of the Sarbanes-Oxley Act of 2002; or (ii) comply with any new audit rules adopted by the Public Company Accounting Oversight Board after April 5, 2012, unless the Securities and Exchange Commission (“SEC”) determines otherwise.

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

ARK 21Shares Bitcoin ETF

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per Share amounts)

	September 30, 2025	December 31, 2024
Assets	(Unaudited)
Investment in bitcoin, at fair value (cost $4,002,365, and $3,077,870, respectively)	$5,093,058	$4,352,648
Bitcoin sold receivable	–	11,227
Capital shares receivable	105,806	–
Total assets	5,198,864	4,363,875

Liabilities
Bitcoin purchased payable	$105,806	$-
Capital shares payable	–	11,229
Sponsor fee payable	124	358
Total liabilities	105,930	11,587
Commitments and contingent liabilities (Note 9)
Net assets	$5,092,934	$4,352,288

Net assets consists of
Paid-in-capital	$2,273,506	$2,460,639
Accumulated earnings	2,819,428	1,891,649
	$5,092,934	$4,352,288

Shares issued and outstanding, no par value, unlimited amount authorized	134,040,000	140,070,000	#
Net asset value per share	$38.00	$31.07	#

#	On June 13, 2025, there was a 3-for-1 share split. Historical shares outstanding and net asset value per share have been adjusted to reflect the 3-for-1 share split on a retroactive basis.

The accompanying notes are an integral part of the financial statements.

ARK 21Shares Bitcoin ETF

SCHEDULES OF INVESTMENT

(Amounts in thousands, except quantity of bitcoin and percentages)

September 30, 2025 (Unaudited)

	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	44,528.1082	$4,002,365	$5,093,058	100 .00%
Total investments	44,528.1082	$4,002,365	$5,093,058	100 .00%
Liabilities in excess of other assets			(124)	-%
Net assets			$5,092,934	100.00%

December 31, 2024

	Quantity of Bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	46,607.1028	$3,077,870	$4,352,648	100 .01%
Total investments	46,607.1028	$3,077,870	$4,352,648	100 .01%
Liabilities in excess of other assets			(360)	(0 .01)%
Net assets			$4,352,288	100.00%

The accompanying notes are an integral part of the financial statements.

ARK 21Shares Bitcoin ETF

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Expenses
Sponsor fee	$2,773	$1,509	$7,584	$3,785
Total expenses	2,773	1,509	7,584	3,785
Less waiver and reimbursement	–	–	–	(93)
Net expenses	2,773	1,509	7,584	3,692
Net investment loss	(2,773)	(1,509)	$(7,584)	$(3,692)

Realized and change in unrealized gain (loss)
Net realized gain on investment in bitcoin sold to pay Sponsor fee	666	83	1,795	410
Net realized gain on investment in bitcoin sold for redemptions	456,495	53,132	1,117,653	188,372
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(136,721)	(5,609)	(184,085)	296,403
Net realized and change in unrealized gain	320,440	47,606	935,363	485,185
Net increase in net assets resulting from operations	$317,667	$46,097	$927,779	$481,493

The accompanying notes are an integral part of the financial statements.

ARK 21Shares Bitcoin ETF

STATEMENTS OF CHANGES IN NET ASSETS

(Amounts in thousands, except change in Shares issued and redeemed)

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net assets, beginning of period	$5,034,361	$2,849,575	$4,352,288	$–1
Contributions for Shares issued	1,569,425	1,099,446	4,859,069	4,291,122
Distributions for Shares redeemed	(1,828,519)	(789,023)	(5,046,202)	(1,566,520)
Net investment loss	(2,773)	(1,509)	(7,584)	(3,692)
Net realized gain on investment in bitcoin sold to pay Sponsor fee	666	83	1,795	410
Net realized gain on investment in bitcoin sold for redemptions	456,495	53,132	1,117,653	188,372
Net change in unrealized depreciation on investment in bitcoin	(136,721)	(5,609)	(184,085)	296,403
Net assets, end of period	$5,092,934	$3,206,095	$5,092,934	$3,206,095

Shares issued and redeemed
Shares issued	41,605,000	52,905,000 #	144,640,000	226,875,000	#
Shares redeemed	(48,135,000)	(39,300,000)#	(150,670,000)	(75,120,006	)#
Net increase (decrease) in Shares issued and outstanding	(6,530,000)	13,605,000	(6,030,000)	151,754,994

#	On June 13, 2025, there was a 3-for-1 share split. Historical shares outstanding and net asset value per share have been adjusted to reflect the 3-for-1 share split on a retroactive basis.
1	Amount rounds to less than $1,000. See Note 1 to the Unaudited Notes to Financial Statements.

The accompanying notes are an integral part of the financial statements.

ARK 21Shares Bitcoin ETF

Notes to Financial Statements (Unaudited)

1.	Organization

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

On December 12, 2023, the Sponsor, in its capacity as Seed Capital Investor, subject to conditions, purchased the initial Seed Creation Baskets comprising two Shares at a per-Share price of $50.00, as described in “Seed Capital Investor.” Total proceeds to the Trust from the sale of these Initial Seed Shares were $100. Delivery of the Seed Shares was made on December 12, 2023. These Seed Shares were redeemed for cash on or about January 5, 2024.

On January 9, 2024 (the “Seed Capital Purchase Date”), the Seed Capital Investor purchased Seed Creation Baskets comprising 10,000 Shares (the “Initial Seed Creation Baskets”) at a per-share price of $46.88. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $468,806.44. On January 9, 2024, the Trust purchased 10 bitcoins with the proceeds of the Seed Creation Baskets by transacting with a bitcoin counterparty, which is a designated third party who is not an Authorized Participant (as defined below) but who may be an affiliate of an Authorized Participant and with whom the Sponsor has entered into an agreement on behalf of the Trust (a “Trading Counterparty”), to acquire bitcoin on behalf of the Trust in exchange for cash provided by the Sponsor in its capacity as Seed Capital Investor. These Seed Creation Baskets were redeemed for cash on or about January 19, 2024.

On June 2, 2025, the Trust announced that the Sponsor approved a three (3)-for-one (1) share split (the “Share Split”) of all of the Trust’s outstanding Shares In connection with the Share Split, every one Share that was held by the Trust’s beneficial owners (the “Record Holders”) at the close of business on June 12, 2025, automatically split into three Shares after market close on June 13, 2025. The Share Split became effective at market open on June 16, 2025. Following the Share Split, the Shares continued to trade under the ticker symbol “ARKB” under the same CUSIP, and the total net asset value (“NAV”) of the Trust did not change as a result of the Share Split. In addition, each Record Holder continued to hold the same percentage of the Trust’s outstanding Shares as held immediately prior to the Share Split, and the Share Split did not modify the rights or preferences of the Shares. The investment objective, strategy, and underlying holdings of the Trust remained unchanged.

The statements of assets and liabilities and schedule of investments on September 30, 2025, and the statements of operations and changes in net assets for the three and nine months ended September 30, 2025 and 2024, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three and nine months ended September 30, 2025, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

Various inputs are used in determining the fair value of assets and liabilities. Inputs may be based on independent market data (“observable inputs”), or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

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

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2025 (Unaudited)
Assets
Investment in bitcoin	$5,093,058	$5,093,058	$–	$–

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Assets
Investment in bitcoin	$4,352,648	$4,352,648	$–	$–

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

 Calculation of NAV and NAV per Share

On each day other than when the Exchange is closed for regular trading (a “Business Day”), as soon as practicable after 4:00 p.m. ET, the NAV of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the fair value of the bitcoin and other assets held by the Trust using the index price. The Trustee computes the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

Federal Income Taxes

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. Although not free from doubt due to the lack of directly governing authority, if the Trust operates as expected, the Trust should be classified as a “grantor trust” for U.S. federal income tax purposes, and the Trust itself should not be subject to U.S. federal income tax. Each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “pass through” to each beneficial owner of Shares. If the Trust sells bitcoin (for example, to pay fees or expenses), such a sale is a taxable event to shareholders of the Trust (“Shareholders”). Upon a Shareholder’s sale of its Shares, the Shareholder will be treated as having sold the pro rata share of the bitcoin held in the Trust at the time of the sale and may recognize gain or loss on such sale. The Sponsor has reviewed the tax positions as of September 30, 2025, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

The following represents the changes in quantity of bitcoin and the respective fair value on the nine months ended September 30, 2025 (Unaudited) and 2024 (Unaudited):

(Amounts in thousands, except quantity of bitcoin)	Quantity of bitcoin	Fair Value
Beginning balance as of January 1, 2025	46,607.1028	$4,352,648
Bitcoin purchased	48,089.8886	4,859,001
Bitcoin sold	(50,168.8832)	(5,053,954)
Net realized gain on investment in bitcoin sold to pay Sponsor fee	–	1,795
Net realized gain on investment in bitcoin sold for redemptions	–	1,117,653
Change in unrealized appreciation/(depreciation) on investment in bitcoin	–	(184,085)
Ending balance as of September 30, 2025	44,528.1082	$5,093,058

(Amounts in thousands, except quantity of bitcoin)	Quantity of bitcoin	Fair Value
Beginning balance as of January 1, 2024	–	$–
Bitcoin purchased	75,594.8879	4,291,074
Bitcoin sold	(25,039.4041)	(1,569,089)
Net realized gain on investment in bitcoin sold to pay Sponsor fee	(20.8163)	410
Net realized gain on investment in bitcoin sold for redemptions	–	188,372
Change in unrealized appreciation on investment in bitcoin	–	296,403
Ending balance as of September 30, 2024	50,534.6675	$3,207,170

The following represents the changes in quantity of bitcoin and the respective fair value on the three months ended September 30, 2025 (Unaudited) and 2024 (Unaudited):

(Amounts in thousands, except quantity of bitcoin)	Quantity of bitcoin	Fair Value
Beginning balance as of July 1, 2025	46,722.8267	$5,034,561
Bitcoin purchased	13,824.6378	1,569,376
Bitcoin sold	(16,019.3563)	(1,831,319)
Net realized gain on investment in bitcoin sold to pay Sponsor fee	–	666
Net realized gain on investment in bitcoin sold for redemptions	–	456,495
Change in unrealized appreciation/(depreciation) on investment in bitcoin	–	(136,721)
Ending balance as of September 30, 2025	44,528.1082	$5,093,058

(Amounts in thousands, except quantity of bitcoin)	Quantity of bitcoin	Fair Value
Beginning balance as of July 1, 2024	46,025.7971	$2,850,345
Bitcoin purchased	17,614.9735	1,099,439
Bitcoin sold	(13,106.1031)	(790,220)
Net realized gain on investment in bitcoin sold to pay Sponsor fee	–	83
Net realized gain on investment in bitcoin sold for redemptions	–	53,132
Change in unrealized appreciation/(depreciation) on investment in bitcoin	–	(5,609)
Ending balance as of September 30, 2024	50,534.6675	$3,207,170

4.	Trust Expenses

The Trust pays the unitary Sponsor fee of 0.21% of the Trust’s bitcoin holdings. The Sponsor fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor agreed to waive the entire Sponsor fee for (i) a nine-month period which commenced on January 11, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $1 billion of Trust assets, whichever came first. The Trust assets exceeded $1 billion in February 2024, at which time the waiver period ended. Except for during periods during which the Sponsor fee has been waived, the Sponsor fee accrues daily and is payable in bitcoin weekly in arrears. The Administrator calculates the Sponsor fee on a daily basis by applying a 0.21% annualized rate to the Trust’s total bitcoin holdings, and the amount of bitcoin payable in respect of each daily accrual is determined by reference to the Index. The Trust incurred Sponsor fees for the nine-month periods ended September 30, 2025 and 2024 of $7,583,835 and $3,784,619 net of Sponsor fees waived of $93,111, respectively. The accrued liability at September 30, 2025 and December 31, 2024 was $123,500 and $193,176, respectively.

The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor fee. Operating expenses assumed by the Sponsor include (i) fees to the Sub-Adviser; (ii) the fee payable to marketing agents for services provided to the Trust (the “Marketing Fee”), (iii) fees to the Administrator, if any, (iv) fees to the Custodians, (v) fees to the Transfer Agent, (vi) fees to the Trustee, (vii) the fees and expenses related to any future listing, trading or quotation of the Shares on any listing exchange or quotation system (including legal, marketing and audit fees and expenses), (viii) ordinary course legal fees and expenses but not litigation-related expenses, (ix) audit fees, (x) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or Exchange Act, (xi) printing and mailing costs; (xii) costs of maintaining the Sponsor’s website and (xiii) applicable license fees (each, a “Sponsor-paid Expense,” and together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense (as defined below) will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

The Sponsor will not, however, assume certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders, any indemnification of the Custodians, Administrator or other agents, service providers or counter-parties of the Trust, the fees and expenses related to the listing, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). Of the Sponsor-paid Expenses, ordinary course legal fees and expenses shall be subject to a cap of $100,000 per annum. In the Sponsor’s sole discretion, all or any portion of a Sponsor-paid Expense may be re-designated as an Additional Trust Expense.

To the extent that the Sponsor does not voluntarily assume expenses, they will be the responsibility of the Trust. The Sponsor also pays the costs of the Trust’s organization and offering. The Trust is not obligated to repay any such costs related to the Trust’s organization and offering paid by the Sponsor.

5.	Creation and Redemption of Shares

The Trust creates and redeems Shares at the NAV of date of the creation and redemption on a continuous basis but only in Creation Baskets consisting of 5,000 Shares or multiples thereof. Only “Authorized Participants”, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Administrator, can place orders. The Trust engages in bitcoin transactions for converting cash into bitcoin (in association with purchase orders) and bitcoin into cash (in association with redemption orders). The Trust conducts its bitcoin purchase and sale transactions by, in its sole discretion, choosing to trade directly with third parties (each, a “bitcoin Trading Counterparty”), who are not registered broker-dealers pursuant to written agreements between such bitcoin Trading Counterparties and the Trust, or choosing to trade through the Prime Broker acting in an agency capacity with third parties through its Coinbase Prime service pursuant to the Prime Broker Agreement. A bitcoin Trading Counterparty may be an affiliate of an Authorized Participant.

The Authorized Participants may deliver cash or in-kind orders to create Shares and receive cash or in-kind orders when redeeming Shares.

The Trust creates Shares by receiving bitcoin from a bitcoin Trading Counterparty that is not the Authorized Participant and the Trust—not the Authorized Participant—is responsible for selecting the bitcoin Trading Counterparty to deliver the bitcoin. Further, the bitcoin Trading Counterparty will not be acting as an agent of the Authorized Participant with respect to the delivery of the bitcoin to the Trust or acting at the direction of the Authorized Participant with respect to the delivery of the bitcoin to the Trust. The Trust redeems Shares by delivering bitcoin to a bitcoin Trading Counterparty that is not the Authorized Participant and the Trust—not the Authorized Participant—is responsible for selecting the bitcoin Trading Counterparty to receive the bitcoin. Further, the bitcoin Trading Counterparty will not be acting as an agent of the Authorized Participant with respect to the receipt of the bitcoin from the Trust or acting at the direction of the Authorized Participant with respect to the receipt of the bitcoin from the Trust. The bitcoin Trading Counterparty is unaffiliated with the Trust and the Sponsor.

	For the three months ended September 30, 2025	For the three months ended September 30, 2024		For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Activity in Capital Transactions:
Contributions for shares issued	41,605,000	52,905,000	#	144,640,000	226,875,000	#
Distributions for shares redeemed	(48,135,000)	(39,300,000	)#	(150,670,000)	(75,120,006	)#
Net Change in Capital Transactions	(6,530,000)	13,605,000		(6,030,000)	151,754,994

#	On June 13, 2025, the Share Split occurred. Historical shares outstanding and NAV per share have been adjusted to reflect the Share Split on a retroactive basis.

(Amounts in thousands)	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Shares issued	$1,569,425	$1,099,446	$4,859,069	$4,291,122
Shares redeemed	(1,828,519)	(789,023)	(5,046,202)	(1,566,520)
Net Change in Capital Transactions Issued and Redeemed	$(259,094)	$310,423	$(187,133)	$2,724,602

Bitcoin purchased payable represents the quantity of bitcoin purchased for the creation of Shares where the bitcoin has not yet settled. Generally, bitcoin is transferred within two Business Days of the trade date.

(Amounts in thousands)	September 30, 2025	December 31, 2024
	(Unaudited)
Bitcoin purchased payable	$105,806	$–

Bitcoin sold receivable represents the quantity of bitcoin sold for the redemption of Shares where the bitcoin has not yet been settled. Generally, bitcoin is transferred within two Business Days of the trade date.

(Amounts in thousands)	September 30, 2025	December 31, 2024
	(Unaudited)
Bitcoin sold receivable	$-	$11,227

6.	Related Parties

The Sponsor is a related party to the Trust. The Trust’s operations are supported by its Sponsor, who is in turn supported by its parent company and affiliated companies and external service providers.

As of September 30, 2025, the Sponsor owned zero Shares of the Trust.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

7.	Financial Highlights

Per Share Performance (for a Share outstanding throughout each period presented)

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net asset value per Share, beginning of period	$35.81	$20.63 #	$31.07 #	$16.67 #
Net investment income (loss) on investment in bitcoin(1)	(0.02)	(0.01)	(0.09)	(0.03)
Net realized and change in unrealized gain(loss) on investment in bitcoin(2)	2.21	0.51	7.02	4.49
Net change in net assets from operations	2.19	0.50	6.93	4.46
Net asset value per Share, end of period	$38.00	$21.13 #	$38.00	$21.13 #

Total return, at net asset value(3)(5)	6.12%	2.42%	22.30%	26.76%

Ratio to average net assets(4)
Net investment income (loss)	(0.21)%	(0.21)%	(0.21)%	(0.21)%
Gross expenses	0.21%	0.21%	0.21%	0.21%
Net expenses	0.21%	0.21%	0.21%	0.21%

#	On June 13, 2025, the Share Split occurred. Historical shares outstanding and NAV per share have been adjusted to reflect the Share Split on a retroactive basis.
(1)	Calculated using average Shares outstanding.
(2)	The amount shown for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses for such period because of the timing of sales and repurchases of the Trust’s shares in relation to fluctuating market values for the Trust.
(3)	Total return is calculated based on the change in value during the period and is not annualized. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Trust.
(4)	Annualized.
(5)	Not Annualized.

8.	Commitments and Contingent Liabilities

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

The Trust has evaluated all subsequent events through the issuance of the financial statements and has noted no events requiring adjustment or additional disclosure in the financial statements.

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

Organization and Trust Overview

The Trust is a Delaware statutory trust, formed on June 22, 2021, pursuant to the DSTA. The Trust operates pursuant to the Trust Agreement. The Trust is not registered as an investment company under the 1940 Act and is not a commodity pool for purposes of the CEA. The Trust is managed and controlled by the Sponsor. The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of Jura Pentium Inc., whose ultimate parent company is 21co Holdings Limited (formerly known as Amun Holdings Limited). The Sponsor is not subject to regulation by the CFTC as a commodity pool operator with respect to the Trust, or a commodity trading advisor with respect to the Trust. The Trust is an exchange-traded fund that issues common units of beneficial interest representing fractional undivided beneficial interests in its net assets that trade on the Exchange. The Shares are listed for trading on the Exchange under the ticker symbol “ARKB”.

On December 12, 2023, the Sponsor, in its capacity as Seed Capital Investor, subject to conditions, purchased the initial Seed Shares comprising two Shares at a per-Share price of $50.00, as described in “Seed Capital Investor.” Total proceeds to the Trust from the sale of these Seed Shares were $100. Delivery of the Seed Shares was made on December 12, 2023. These Seed Shares were redeemed for cash on or about January 5, 2024.

On January 9, 2024 (the “Seed Capital Purchase Date”), the Seed Capital Investor purchased Seed Creation Baskets comprising 10,000 Shares (the “Initial Seed Creation Baskets”) at a per-share price of $46.88. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $468,806.44. On January 9, 2024, the Trust purchased 10 bitcoins with the proceeds of the Seed Creation Baskets by transacting with a bitcoin Trading Counterparty to acquire bitcoin on behalf of the Trust in exchange for cash provided by the Sponsor in its capacity as Seed Capital Investor. These Seed Creation Baskets were redeemed for cash on or about January 19, 2024.

On June 2, 2025, the Trust announced that the Sponsor had approved the Share Split of all of the Shares. In connection with the Share Split, every one Share that was held by the Trust’s Record Holders at the close of business on June 12, 2025, automatically split into three Shares after market close on June 13, 2025. The Share Split became effective at market open on June 16, 2025. Following the Share Split, the Shares continued to trade under the ticker symbol “ARKB” under the same CUSIP, and the total NAV of the Trust did not change as a result of the Share Split. In addition, each Record Holder continued to hold the same percentage of the Trust’s outstanding Shares as held immediately prior to the Share Split, and the Share Split did not modify the rights or preferences of the Shares. The investment objective, strategy, and underlying holdings of the Trust remained unchanged.

The Trust’s investment objective is to seek to track the performance of bitcoin, as measured by the performance of the Index, adjusted for the Trust’s expenses and other liabilities. CF Benchmarks Ltd. is the Index Provider. The Index is designed to reflect the performance of bitcoin in U.S. dollars. In seeking to achieve its investment objective, the Trust holds bitcoin at its Custodians and values its Shares daily based on the Index. The Trust is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the bitcoin held by the Trust.

The Trust issues Shares only in Creation Baskets of 5,000 or multiples thereof. Creation Baskets are issued and redeemed in exchange for cash. Individual Shares will not be redeemed by the Trust but are listed and traded on the Exchange under the ticker symbol “ARKB.” The Trust issues Shares in Creation Baskets on a continuous basis at the applicable NAV per Share on the creation order date.

The Trust pays the unitary Sponsor fee of 0.21% of the Trust’s bitcoin holdings. The Sponsor fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor agreed to waive the entire Sponsor fee for (i) a nine-month period which commenced on January 11, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $1 billion of Trust assets, whichever came first. The Trust assets exceeded $1 billion in February 2024, at which time the waiver period ended. The Trust incurred Sponsor fees for the nine-month periods ended September 30, 2025 and 2024 of $7,583,835 and $3,784,619 net of Sponsor fees waived of $93,111, respectively.

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

Results of Operations (Amounts in thousands, except price of bitcoin and Shares outstanding)

As of September 30, 2025, the Trust had a net closing balance of 44,528.1082 bitcoins with a value of $5,079,980, based on the Index price of $114,084.80 on September 30, 2025 (CME CF Bitcoin Reference Rate – New York Variant, non-GAAP methodology). As of September 30, 2025, the total market value of the Trust’s bitcoin was $5,093,058, based on the price of a bitcoin in the principal market of $114,378.49 on September 30, 2025.

For the Three Months Ended September 30, 2025

Net realized and change in unrealized gain on investment in bitcoin for the three months ended September 30, 2025 was $320,440 which includes a change on unrealized depreciation on investment in bitcoin of $(136,721). Net realized and change in unrealized gain on investment in bitcoin for the period was driven by bitcoin price appreciation throughout the period from $107,753.77 per bitcoin as of June 30, 2025 to $114,379.49 per bitcoin as of September 30, 2025. Net increase in net assets resulting from operations was $317,667 for the three months ended September 30, 2025, primarily driven by the aforementioned net realized and change in unrealized gain on investment in bitcoin.

For the Three Months ended on September 30, 2024

The Trust’s NAV increased from $2,849,575 on June 30, 2024 to $3,206,095 on September 30, 2024. The increase in the Trust’s NAV resulted primarily from an increase in bitcoin price of 2.48% (from $61,929.29 per bitcoin as of June 30, 2024 to $63,464.76 per bitcoin as of September 30, 2024) and an increase of number of shares outstanding from 46,050,000 on June 30, 2024 to 50,585,000 on September 30, 2024.

The Trust’s net increase in net assets resulting from operations for the period ended September 30, 2024 was $46,097. This number is largely the result of a realized gain of $83 on the sale of bitcoin for purposes of distributing to the Sponsor as the Sponsor’s fee and, net realized gain on investment in bitcoin sold for redemptions of $53,132 partially offset by a change in unrealized depreciation on investment in bitcoin of $(5,609). The Trust’s expenses for the quarter were $1,509, relating to the Sponsor’s fees.

For the Nine Months Ended September 30, 2025

The Trust’s NAV increased from $4,352,288 on December 31, 2024 to $5,092,934 on September 30, 2025. The increase in the Trust’s NAV resulted primarily from an increase in the price of bitcoin of 22.47% (from $93,390.22 per bitcoin on December 31, 2024 to $114,378.49 per bitcoin on September 30, 2025) and was offset by a net decrease of 6,030,000 in the number of shares outstanding from December 31, 2024 to September 30, 2025.

The Trust’s net increase in net assets resulting from operations for the nine months ended September 30, 2025 was $927,779. This was the result of a change in unrealized depreciation on investment in bitcoin of $(184,085), a net realized gain of $1,795 on the sale of bitcoins for purposes of distributing to the Sponsor as the Sponsor’s fee, and net realized gain on investment in bitcoin sold for redemptions of $1,117,653. The Trust’s expenses for the nine-month period were $7,584 relating to the Sponsor’s fees.

For the Nine Months Ended September 30, 2024

The Trust’s NAV increased from $-1 on December 31, 2023 to $3,206,095 on September 30, 2024. The increase in the Trust’s NAV resulted primarily from an increase in the price of bitcoin of 36% (from $46,666.89 per bitcoin on January 11, 2024 to $63,464.76 per bitcoin on September 30, 2024) and a net increase in the number of shares outstanding of 50,584,998 from December 31, 2023 to September 30, 2024.

The Trust’s net increase in net assets resulting from operations for the nine months ended September 30, 2024 was $481,493. This was the result of a change in unrealized depreciation on investment in bitcoin of $296,403, a net realized gain of $410 on the sale of bitcoins for purposes of distributing to the Sponsor as the Sponsor’s fee, and net realized gain on investment in bitcoin sold for redemptions of $188,372. The Trust’s expenses for the nine-month period were $3,692, relating to the Sponsor’s fees.

1	Amount rounds to less than $1,000.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Trust’s only ordinary recurring expense is the fee paid to the Sponsor at an annual rate of 0.21% of the daily NAV of the Trust. The Sponsor agreed to waive the entire Sponsor fee for (i) a nine-month period which commenced on January 11, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $1 billion of Trust assets, whichever came first. The Trust assets exceeded $1 billion in February 2024, at which time the waiver period ended. The aggregate Sponsor fee paid to the Sponsor for the period ended September 30, 2025 was $7,818. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Trust, including but not limited to the following: fees charged by the Sub-Adviser, Administrator, the Custodians, Transfer Agent and the Trustee, the Marketing Fee, the Exchange’s listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, website fees, tax reporting fees, audit fees, license fees and expenses, up to $100,000 per annum in ordinary legal fees and expenses. The Sponsor bears expenses in connection with the Trust’s organization and initial offering costs.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of September 30, 2025, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust.

Item 1A. Risk Factors

There have been no material changes to risk factors from those previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Trust redeemed 9,627 Creation Units (comprising 48,135,000 Shares) during the three-month period ended September 30, 2025. The following table summarizes the redemptions of Shares by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share	Maximum number of shares that may yet be purchased
July 1, 2025 - July 31, 2025	11,790,000	$38.94	N/A
August 1, 2025 – August 31, 2025	24,995,000	$38.06	N/A
September 1, 2025 - September 30, 2025	11,350,000	$36.92	N/A

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) for the three-month period ended September 30, 2025.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
10.1(1)	Omnibus Amendment to the Coinbase Prime Broker Agreement, dated September 7, 2025.
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARK 21Shares Bitcoin ETF (Registrant)

By:	21Shares US LLC, its Sponsor

By:	/s/ Russell Barlow
Russell Barlow
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025

By:	/s/ Duncan Moir
Duncan Moir
President (Principal Financial Officer)

Date: November 14, 2025