Form 10-K
period 2025-12-31
Ark 21Shares Bitcoin ETF
filed 2026-03-02
CIK 1869699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to

Commission File Number 001-41910

ARK 21Shares Bitcoin ETF

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-6497023
(State or other jurisdiction of	(I.R.S. Employers
incorporation or organization)	Identification No.)

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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes ☒ No

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2025 was $5,034,361,000.

The registrant had 107,550,000 outstanding shares as of February 26, 2026.

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

ark 21shares Bitcoin ETF

i

PART I

Item 1. Business

DESCRIPTION OF THE TRUST

The Trust is an exchange-traded fund that issues common shares of beneficial interest (the “Shares”) that trade on the Cboe BZX Exchange, Inc. (the “Exchange”) under the symbol “ARKB.” The Trust’s investment objective is to seek to track the performance of bitcoin, as measured by the performance of the CME CF Bitcoin Reference Rate - New York Variant (the “Index”), adjusted for the Trust’s expenses and other liabilities. In seeking to achieve its investment objective, the Trust holds bitcoin and values its Shares daily based on the Index. The Sponsor is the sponsor of the Trust and CSC Delaware Trust Company (the “Trustee”) is the trustee of the Trust. The Bank of New York Mellon serves as the Trust’s Administrator, Transfer Agent, and the Cash Custodian. Coinbase Custody Trust Company, LLC (“Coinbase Custodian”), BitGo Bank & Trust, N.A. (“BitGo”), Anchorage Digital Bank N.A (“Anchorage”) and BitGo New York Trust Company, LLC (“BitGo New York”, and, together with Coinbase Custodian, BitGo and Anchorage, as the context may require, the “Bitcoin Custodians” and each a “Bitcoin Custodian”), are the Bitcoin Custodians for the Trust and hold all the Trust’s bitcoin on the Trust’s behalf. ARK Investment Management LLC (the “Sub-Adviser”) is the sub-adviser of the Trust and aids in the marketing of the Shares.

The Trust is an exchange-traded fund. The Trust does not purchase or sell bitcoin other than in connection with the creation and redemption of Shares or to pay certain expenses, which are facilitated by Coinbase, Inc. (the “Prime Broker”), or any other prime brokers with whom the Trust contracts.

The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), and is not required to register under such act. The Trust does not and will not hold or trade in commodity futures contracts regulated under the Commodity Exchange Act, as amended (“CEA”). The Trust is not a commodity pool for purposes of the CEA and none of the Sponsor, Trustee or the Marketing Agent is subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator or a commodity trading advisor under the CEA in connection with the shares. The Sponsor is not registered with the Securities and Exchange Commission (the “SEC”) as an investment adviser and is not subject to regulation by the SEC as such in connection with its activities with respect to the Trust.

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

organization

The Trust is a Delaware statutory trust, formed on June 22, 2021, pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust continuously issues Shares that may be purchased and sold on the Exchange. The Trust operates pursuant to the Trust Agreement. CSC Delaware Trust Company, a Delaware trust company, is the Delaware trustee of the Trust. The Trust is managed and controlled by the Sponsor. The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021.

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

DESCRIPTION OF THE SHARES

Each Share represents a fractional undivided beneficial interest in the net assets of the Trust. Upon redemption of the Shares, the applicable Authorized Participant is paid solely out of the funds and property of the Trust. The assets of the Trust consist primarily of bitcoin held by the Bitcoin Custodians on behalf of the Trust and cash. Creation Baskets are redeemed by the Trust in exchange for an amount of cash or an amount of bitcoin equal to the amount of bitcoin represented by the aggregate number of Shares redeemed.

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

Except for during periods during which the Sponsor Fee has been waived, the Sponsor Fee accrues daily and is payable in bitcoin weekly in arrears. The Trust incurred Sponsor Fees for the fiscal years ended December 31, 2025 and 2024 of $9,767,516 and $5,832,114 (net of sponsor fee waived), respectively. The Administrator calculates the Sponsor Fee on a daily basis by applying a 0.21% annualized rate to the Trust’s total bitcoin holdings, and the amount of bitcoin payable in respect of each daily accrual is determined by reference to the Index. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee.

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

Creation and Redemption of Shares

The Trust creates and redeems Shares on a continuous basis but only in one or more Baskets (other than in the case of the Initial Seed Shares) consisting of 5,000 Shares or multiples thereof on the NAV of the date of the creation or redemption. Only “Authorized Participants”, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Administrator, can place orders.

Authorized Participants may purchase Shares in cash by depositing cash in the Trust’s account with the Cash Custodian. This will cause the Sponsor, on behalf of the Trust, to automatically instruct a designated third party, who may be an Authorized Participant or an affiliate of an Authorized Participant, and with whom the Sponsor has entered into an agreement on behalf of the Trust (each such third party, a “Bitcoin Counterparty”), to (i) purchase the amount of bitcoin equivalent in value to the cash deposit amount associated with the order and (ii) deposit the resulting bitcoin amount in the Trust’s accounts with the Bitcoin Custodians, resulting in the Transfer Agent crediting the applicable amount of Shares to the Authorized Participant. Authorized Participants may also purchase Shares in-kind. To purchase Shares in-kind, an Authorized Participant delivers, or arranges for the delivery by the Authorized Participant’s designee of, bitcoin to the Trust’s accounts with a Bitcoin Custodian in exchange for Shares.

When such an Authorized Participant redeems its Shares in cash, the Sponsor, on behalf of the Trust will direct a Bitcoin Custodian to transfer bitcoin to a Bitcoin Counterparty, who will sell the bitcoin to be executed, in the Sponsor’s reasonable efforts, at the Pricing Benchmark price used to calculate the Trust’s NAV, taking into account any spread, commissions, or other trading costs and deposit the cash proceeds of such sale in the Trust’s account with the Cash Custodian for settlement with the Authorized Participant. Any slippage incurred (including, but not limited to, any trading fees, spreads, or commissions), on a cash equivalent basis, will be the responsibility of the Authorized Participant and not of the Trust or Sponsor. Authorized Participants may also redeem Shares in-kind. When such an Authorized Participant redeems Shares in-kind, the Trust, through a Bitcoin Custodian, will deliver bitcoin to the Authorized Participant, or its designee in exchange for Shares.

On December 16, 2025, the Trust entered into a new authorized participant agreement (the “Macquarie Authorized Participant Agreement”) with Macquarie Capital (USA) Inc. (“Macquarie”), pursuant to which Macquarie has agreed to act as an authorized participant of the Trust. The Macquarie Authorized Participant Agreement provides the procedures for the creation and redemption of blocks of 5,000 shares (“Baskets”) and for the delivery of the bitcoin required for such creation and redemption. The Macquarie Authorized Participant Agreement differs from the Trust’s agreements with other authorized participants in that it allows for in-kind creation and redemption orders. In connection with each order by Macquarie to create or redeem one or more Baskets, unless waived by the Sponsor, the Sponsor shall charge a transaction fee. The Macquarie Authorized Participant Agreement may be amended as mutually agreed by the parties, without the consent of any Shareholder. The procedures governing the order entry system may be amended by the Trust without the consent of Macquarie or any Shareholder. The Macquarie Authorized Participant Agreement requires the Trust to indemnify Macquarie and certain of its affiliates in certain situations, including against certain losses arising or related to untrue or alleged untrue statements of material fact under the Registration Statement and Prospectus (as defined therein), breach of the Macquarie Authorized Participant Agreement or violation of applicable law. The Macquarie Authorized Participant Agreement continues indefinitely, unless earlier terminated in accordance with its terms.

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

The Sponsor is a wholly owned subsidiary of 21co Holdings Limited (formerly known as Amun Holdings Limited). The ultimate parent company of 21co Holdings Limited is FalconX Holdings Limited (“FalconX”). At present, the primary business activities of 21co Holdings Limited and FalconX are, with respect to 21co Holdings Limited, providing exchange traded products and technology services in the digital asset space through its subsidiaries and, with respect to FalconX, providing comprehensive access to global digital asset liquidity and a full range of trading services (including through its affiliates).

21Shares AG, an affiliate of the Sponsor, has considerable experience issuing and operating exchange-traded products that provide exposure to digital assets, operating such exchange-traded products since 2018. As of December 31, 2025, 21Shares AG oversees approximately $3.66 billion in assets under management and 57 digital asset-related exchange-traded products across various jurisdictions. Although the Sponsor is a relatively new entity within the broader structure of 21Shares AG and its affiliates (collectively, the “21Shares Group”), the Sponsor utilizes a similar management team that the 21Shares Group has used in issuing and operating these exchange-traded products. Since June 2021, September 2023, June 2024, June 2024, April 2025, and January 2025 the Sponsor has served as sponsor to the Trust, 21Shares Ethereum ETF, 21Shares Solana ETF, 21Shares XRP ETF, 21Shares Dogecoin ETF, and 21Shares Sui ETF, each an exchange-traded product registered under the Securities Act and which provide exposure to spot bitcoin, spot Ethereum, spot Solana, spot XRP, spot Dogecoin and spot Sui, respectively, and which trade on national securities exchanges under the symbols “ARKB,” “TETH,” “TSOL,” “TOXR,” “TDOG” and “TSUI” respectively. The Sponsor also serves as sponsor to the following entities: (i) 21Shares Polkadot ETF, a Delaware statutory trust that filed a registration statement on Form S-1 with the SEC on January 31, 2025; (ii) 21Shares Ondo ETF, a Delaware statutory trust that filed a registration statement on Form S-1 with the SEC on July 22, 2025; (iii) 21Shares Sei ETF, a Delaware statutory trust that filed a registration statement on Form S-1 with the SEC on August 28, 2025; (iv) 21Shares Injective ETF, a Delaware statutory trust that filed a registration statement on Form S-1 with the SEC on October 20, 2025; and (v) 21Shares Hyperliquid ETF, a Delaware statutory trust that filed a registration statement on Form S-1 with the SEC on October 29, 2025. If any of these products are subsequently declared effective by the SEC, they each expect to become exchange-traded products registered under the Securities Act that will provide exposure to spot digital assets and will trade on an exchange. Additionally, since November 2025, the Sponsor serves as sub-adviser to four investment companies registered under the 1940 Act.

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

The sub-adviser

ARK Investment Management LLC, serves as the Trust’s sub-adviser. The Sub-Adviser provides data, research, and, as needed, operational support to the Trust. As of December 31, 2025, the Sub-Adviser had approximately $29.69 billion in assets under management. The Trust is passively managed and does not pursue active management investment strategies, and the Sponsor and the Sub-Adviser do not actively manage the bitcoin held by the Trust. This means that the Sponsor and the Sub-Adviser do not sell bitcoin at times when its price is high or acquire bitcoin at low prices in the expectation of future price increases. It also means that the Sponsor and the Sub-Adviser do not make use of any of the hedging techniques available to professional bitcoin investors to attempt to reduce the risks of losses resulting from price decreases. The Sponsor entered into the Support Services Agreement with the Sub-Adviser and pays the Sub-Adviser out of the unitary fee it receives from the Trust.

The Trust does not directly pay the Sub-Adviser.

the trustee

CSC Delaware Trust Company, a Delaware trust company, acts as the trustee of the Trust for the purpose of creating a Delaware statutory trust in accordance with the DSTA. The Trustee is appointed to serve as the trustee of the Trust in the State of Delaware for the sole purpose of satisfying the requirement of Section 3807(a) of the DSTA that the Trust have at least one trustee with a principal place of business in the State of Delaware.

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

the bitcoin custodianS

Coinbase, BitGo, Anchorage and BitGo New York are the Bitcoin Custodians for the Trust and hold all of the Trust’s bitcoin on the Trust’s behalf.

The Bitcoin Custodians keep custody of all the Trust’s bitcoin, other than which is maintained in the Trading Balance with the Prime Broker, in the Cold Vault Balance. The Bitcoin Custodians keeps a substantial portion of the private keys associated with the Trust’s bitcoin in “cold storage” or similarly secure technology. Cold storage is a safeguarding method with multiple layers of protections and protocols, by which the private key(s) corresponding to the Trust’s bitcoin is (are) generated and stored in an offline manner. Private keys are generated in offline computers that are not connected to the internet so that they are resistant to being hacked. By contrast, in hot storage, the private keys are held online, where they are more accessible, leading to more efficient transfers, though they are potentially more vulnerable to being hacked. While the Bitcoin Custodians will generally keep a substantial portion of the Trust’s bitcoin in cold storage on an ongoing basis, it is possible that, from time to time, portions of the Trust’s bitcoin will be held outside of cold storage temporarily in the Trading Balance maintained by the Prime Broker as part of trade facilitation in connection with creations and redemptions of Baskets, to sell bitcoin including to pay Trust expenses, or to pay the Sponsor Fee, as necessary. The Trust’s bitcoin held in the Cold Vault Balance by the Bitcoin Custodians are held in segregated wallets and therefore are not commingled with the Bitcoin Custodians’ assets or the assets of each such Bitcoin Custodian’s other customers.

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

The Bitcoin Custodians’ internal audit team performs periodic internal audits over custody operations, and the Bitcoin Custodians have represented that Systems and Organizational Control attestations covering private key management controls are also performed on the Bitcoin Custodians by an external provider.

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

In the event of a fork, the Custodial Services Agreements provide that the Bitcoin Custodians may temporarily suspend services, and may, in their sole discretion, determine whether or not to support (or cease supporting) either branch of the forked protocol entirely, provided that the Bitcoin Custodians shall use commercially reasonable efforts to avoid ceasing to support both branches of such forked protocol and will support, at a minimum, the original digital asset. The Custodial Services Agreement provides that, other than as set forth therein, and provided that the Bitcoin Custodians shall make commercially reasonable efforts to assist the Trust to retrieve and/or obtain any assets related to a fork, airdrop or similar event the Bitcoin Custodians shall have no liability, obligation or responsibility whatsoever arising out of or relating to the operation of the underlying software protocols relating to the Bitcoin network or an unsupported branch of a forked protocol and, accordingly, the Trust acknowledges and assumes the risk of the same. The Custodial Services Agreements further provides that, unless specifically communicated by the relevant Bitcoin Custodian and its affiliates through a written public statement on their website, such Bitcoin Custodian does not support airdrops, metacoins, colored coins, side chains, or other derivative, enhanced or forked protocols, tokens or coins, which supplement or interact with bitcoin.

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

Under the Custodial Services Agreements, the Bitcoin Custodians’ liability is limited. With respect to the Coinbase Custody Agreement, the Coinbase Custodian’s liability is as follows, among others: (i) the Coinbase Custodian’s aggregate liability with respect to any breach of its obligations under the Coinbase Custody Agreement shall not exceed the aggregate amount of fees paid by the Trust to the Coinbase Custodian in respect of the Prime Broker Services in the 12 months prior to the event giving rise to such liability; (ii) the Coinbase Custodian’s aggregate liability under the Coinbase Custody Agreement shall not exceed the greater of (A) the aggregate fees paid by the Trust to the Coinbase Custodian in respect of the custodial services in the 12 months prior to the event giving rise to the Coinbase Custodian’s liability, and (B) the value of the supported bitcoin on deposit in the Trust’s custodial account(s) giving rise to the Coinbase Custodian’s liability at the time of the event giving rise to the Coinbase Custodian’s liability; (iii) the Coinbase Custodian’s aggregate liability in respect of each cold storage address shall not exceed $100 million; (iv) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Coinbase Custodian is not liable, even if the Coinbase Custodian has been advised of or knew of or should have known of the possibility thereof; and (v) in no event shall the Coinbase Custodian or its affiliates have any liability to the Trust or any third party with respect to any breach of its obligations under the Coinbase Custody Agreement, express or implied, which does not result solely from its gross negligence, fraud or willful misconduct. Coinbase Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service which result directly or indirectly from any cause or condition beyond the reasonable control of the Coinbase Custodian. In the event of potential losses incurred by the Trust as a result of the Coinbase Custodian losing control of the Trust’s bitcoin or failing to properly execute instructions on behalf of the Trust, the Coinbase Custodian’s liability with respect to the Trust will be subject to certain limitations which may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Coinbase Custodian directly caused such losses. Furthermore, the insurance maintained by the Coinbase Custodian may be insufficient to cover its liabilities to the Trust.

With respect to the BitGo Custody Agreement, BitGo, in its capacity as a Bitcoin Custodian (the “BitGo Custodian”) and its affiliates, including their officers, directors, agents, and employees, are not liable for any lost profits, special, incidental, indirect, intangible, or consequential damages resulting from authorized or unauthorized use of the Trust or Sponsor’s site or services. This includes damages arising from any contract, tort, negligence, strict liability, or other legal grounds, even if the BitGo Custodian was previously advised of, knew, or should have known about the possibility of such damages. However, this exclusion of liability does not extend to cases of the BitGo Custodian’s fraud, willful misconduct, or gross negligence. In situations of gross negligence, the BitGo Custodian’s liability is specifically limited to the value of the digital assets or fiat currency that were affected by the negligence. Additionally, the total liability of the BitGo Custodian for direct damages is capped at the fees paid or payable to them under the BitGo Custody Agreement during the twelve-month period immediately preceding the first incident that caused the liability.

With respect to the Anchorage Custody Agreement, except for Anchorage’s, in its capacity as a Bitcoin Custodian (the “Anchorage Custodian”) bad acts, confidentiality obligations under the Anchorage Custody Agreement, indemnification obligations under Anchorage Custody Agreement, or obligations with respect to rights to or limits on use under the Anchorage Custody Agreement, Anchorage is not liable for any losses, whether in contract, tort or otherwise, for any amount in excess of fees paid by the Trust in the twelve (12) months prior to when the liability arises. Moreover, the Anchorage Custodian is not liable for (i) losses which arise from its compliance with applicable laws, including sanctions laws administered by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury (the “U.S. Treasury Department”); or (ii) special, indirect or consequential damages, or lost profits or loss of business arising in connection with the Anchorage Custody Agreement. In addition, the Anchorage Custodian is not liable for any losses which arise as a result of the non-return of digital assets that the Trust has delegated to the Anchorage Custodian or a third party for on-chain services, such as staking, voting, vesting, and signaling, unless such losses occur as a result of the Anchorage Custodian’s fraud or intentional misconduct.

With respect to the BitGo New York Custody Agreement, BitGo New York, in its capacity as a Bitcoin Custodian (the “BitGo New York Custodian”) and its affiliates, including their officers, directors, agents, and employees, are not liable for any lost profits, special, incidental, indirect, intangible, or consequential damages resulting from authorized or unauthorized use of the Trust or Sponsor’s site or services. This includes damages arising from any contract, tort, negligence, strict liability, or other legal grounds, even if the BitGo New York Custodian was previously advised of, knew, or should have known about the possibility of such damages. However, this exclusion of liability does not extend to cases of the BitGo New York Custodian’s fraud, willful misconduct, or gross negligence. In situations of gross negligence, the BitGo New York Custodian’s liability is specifically limited to the value of the digital assets or fiat currency that were affected by the negligence. Additionally, the total liability of the BitGo New York Custodian for direct damages is capped at the fees paid or payable to them under the BitGo New York Custody Agreement during the twelve-month period immediately preceding the first incident that caused the liability.

The Bitcoin Custodians are not liable for delays, suspension of operations, failure in performance, or interruption of service which result directly or indirectly from any cause or condition beyond the reasonable control of the Bitcoin Custodians. Under the Custodial Services Agreements, except in the case of their gross negligence, fraud, willful misconduct, breach of the BitGo Custody Agreement in the case of the BitGo Custodian, or breach of the BitGo New York Custody Agreement in the case of the BitGo New York Custodian, the Bitcoin Custodians shall not have any liability for any damage or interruptions caused by any computer viruses, spyware, scareware, Trojan horses, worms or other malware that may affect the Trust’s computer or other equipment, or any phishing, spoofing or other attack.

The Bitcoin Custodians may terminate the Custodial Services Agreements for any reason upon providing the applicable notice to the Trust, or immediately for Cause (as defined in the applicable Custodial Services Agreement), including, among others, if the Trust: materially breaches the Prime Broker Agreement and such breach remains uncured, or undergoes a bankruptcy event.

The Trust’s Transfer Agent will facilitate the settlement of Shares in response to the placement of creation orders and redemption orders from Authorized Participants. The Trust generally does not intend to hold cash or cash equivalents. However, there may be situations where the Trust will unexpectedly hold cash on a temporary basis, including in connection with the settlement of creation and redemption transactions. The Trust’s cash and cash equivalents will be held at its account at the Cash Custodian, pursuant to the Cash Custody Agreement.

The Sponsor may, in its sole discretion, add or terminate bitcoin custodians at any time. The Sponsor may, in its sole discretion, change the Bitcoin Custodians for the Trust’s bitcoin holdings, but it will have no obligation whatsoever to do so or to seek any particular terms for the Trust from other such Bitcoin custodians. Should the Sponsor choose to add or terminate a Bitcoin Custodian, the Trust will notify Shareholders in a prospectus supplement and/or a current report on Form 8-K or in its annual or quarterly reports, and, in any case, within four business days of such termination or addition.

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

authorized participants

Creation Baskets are created or redeemed only by Authorized Participants. Each Authorized Participant must be a registered broker-dealer, a participant in DTC, and have entered into an agreement with the Sponsor and Administrator (the “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of Creation Baskets and for the delivery of the bitcoin required for such creations and redemptions. By executing an Authorized Participant Agreement, an Authorized Participant becomes part of the group of parties eligible to purchase Creation Baskets from, and put Creation Baskets for redemption to, the Trust. The Authorized Participant Agreement may provide for in-kind Basket creations and redemptions. An Authorized Participant is under no obligation to create or redeem Creation Baskets or to offer to the public Shares of any Creation Baskets it does create. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trust, without the consent of any Shareholder or Authorized Participant. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.

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

Risks Associated with Bitcoin and the Bitcoin Network

●	Digital assets such as bitcoin were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets that are uncertain and difficult to evaluate.

●	The value of the Shares relates directly to the value of bitcoin, the value of which may be highly volatile and subject to fluctuations due to a number of factors.

●	The value of the Shares depends on the development and acceptance of the Bitcoin network. The slowing or stopping of the development or acceptance of the Bitcoin network may adversely affect an investment in the Trust.

●	Due to the nature of private keys, bitcoin transactions are irrevocable, and stolen or incorrectly transferred bitcoin may be irretrievable. As a result, any incorrectly executed bitcoin transactions could adversely affect an investment in the Trust.

●	Security threats to the Trust’s account with the Bitcoin Custodians could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the price of the Shares.

●	Potential amendments to the Bitcoin network’s protocols and software could, if accepted and authorized by the Bitcoin network community, adversely affect an investment in the Trust.

●	A temporary or permanent “fork” of the Bitcoin blockchain could adversely affect an investment in the Trust.

●	Blockchain technologies are based on the theoretical conjectures as to the impossibility of solving certain cryptographical puzzles quickly. These premises may be incorrect or may become incorrect due to technological advances and could negatively impact the future usefulness of bitcoin and adversely affect an investment in the Trust.

●	The price of bitcoin on the bitcoin market has exhibited periods of extreme volatility, which could have a negative impact on the performance of the Trust. For example, between November 2021 and November 2022, the price of bitcoin fell from an all-time high of $68,789 to $15,460. As of December 31, 2025, the price of bitcoin was $87,515.28 (source: Coinbase).

●	New competing digital assets may pose a challenge to bitcoin’s current market position, resulting in a reduction in demand for bitcoin, which could have a negative impact on the price of bitcoin and may have a negative impact on the performance of the Trust.

Risks Associated with Investing in the Trust

●	The value of the Shares may be influenced by a variety of factors unrelated to the value of bitcoin.

●	The NAV or Principal Market NAV may not always correspond to the market price of bitcoin and, as a result, Creation Baskets may be created or redeemed at a value that is different from the market price of the Shares.

●	The inability of Authorized Participants and market makers to hedge their bitcoin exposure may adversely affect the liquidity of Shares and the value of an investment in the Shares.

●	The Trust is subject to risks due to its concentration of investments in a single asset.

●	Possible illiquid markets may exacerbate losses or increase the variability between the Trust’s NAV or the Principal Market NAV and its market price.

●	The amount of bitcoin represented by the Shares will decline over time.

Risks Associated with the Regulatory Environment of Bitcoin

●	Future and current regulations by a United States or foreign government or quasi-governmental agency could have an adverse effect on an investment in the Trust.

●	Shareholders do not have the protections associated with ownership of Shares in an investment company registered under the 1940 Act or the protections afforded by the CEA.

●	Future legal or regulatory developments may negatively affect the value of bitcoin or require the Trust or the Sponsor to become registered with the SEC or CFTC, which may cause the Trust to incur unforeseen expenses or liquidate.

●	If regulatory changes or interpretations of an Authorized Participant’s, the Trust’s or the Sponsor’s activities require the regulation of an Authorized Participant, the Trust or the Sponsor as a money service business under the regulations promulgated by the Financial Crimes Enforcement Network (“FinCEN”), an Authorized Participant, the Trust or the Sponsor may be required to register and comply with such regulations, which could result in extraordinary, recurring and/or nonrecurring expenses.

Risks Associated with the Tax Treatment of the Trust and Bitcoin

●	Shareholders could incur a tax liability without an associated distribution of the Trust.

●	The tax treatment of bitcoin and transactions involving bitcoin for state and local tax purposes is not settled.

●	A hard “fork” of the Bitcoin blockchain could result in Shareholders incurring a tax liability.

Other Risks

●	The Exchange on which the Shares are listed may halt trading in the Trust’s Shares, which would adversely impact a Shareholder’s ability to sell Shares.

●	The market infrastructure of the bitcoin spot market could result in the absence of active Authorized Participants able to support the trading activity of the Trust, which would affect the liquidity of the Shares in the secondary market and make it difficult to dispose of Shares.

●	The Sponsor and Sub-Adviser are leanly staffed and rely heavily on key personnel. The departure of any such key personnel could negatively impact the Trust’s operations and adversely impact an investment in the Trust.

●	Shareholders do not have the rights enjoyed by investors in certain other vehicles and may be adversely affected by a lack of statutory rights and by limited voting and distribution rights. In certain circumstances, Shareholders may vote to appoint a successor Sponsor following the voluntary withdrawal of the Sponsor, or to continue the Trust in certain instances of dissolution of the Trust. Shareholders shall otherwise have no voting rights with respect to the Trust.

●	The liability of the Sponsor, Sub-Adviser and the Trustee is limited, and the value of the Shares will be adversely affected if the Trust is required to indemnify the Trustee, the Sponsor or the Sub-Adviser.

●	Due to the increased use of technologies, intentional and unintentional cyber-attacks pose operational and information security risks, the occurrence of which can negatively impact an investment in the Trust.

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

The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including bitcoin, over the course of 2021, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for bitcoin. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout bitcoin’s history, including in 2011, 2013-2014, and 2017-2018, before repeating again in 2021-2022. Over the course of 2025, bitcoin prices have continued to exhibit extreme volatility.

Extreme volatility may persist, and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset exchanges by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned, and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO, who was found guilty of these criminal charges in November 2023. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In response to these events, the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, digital asset prices, including bitcoin, may continue to experience significant volatility or price declines, and confidence in the digital asset markets may be further undermined. In addition, regulatory and enforcement scrutiny may increase, including from, among others, the U.S. Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities. These events are continuing to develop, and the full facts are continuing to emerge. It is not possible to predict at this time all of the risks that they may pose to the Trust, its service providers or to the digital asset industry as a whole.

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

Authorized Participants must be registered broker-dealers. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including, financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. On May 15, 2025, the staff of the SEC’s Division of Trading and Markets stated that broker-dealers are permitted to facilitate in-kind creations and redemptions in connection with spot exchange-traded products; however, there is as yet no definitive regulatory guidance on the specific details of how registered broker-dealers can comply with SEC rules with regard to transacting in or holding spot bitcoin. Absent further regulatory clarity regarding whether and how registered broker-dealers can hold and deal in bitcoin under applicable broker-dealer financial responsibility and other rules, there is a risk that registered broker-dealers participating in the in-kind creation or redemption of Shares for bitcoin may be unable to demonstrate compliance with such rules. While compliance with rules such as the customer protection rule, the net capital rule and recordkeeping requirements are primarily the broker-dealer’s responsibility, a national securities exchange is required to enforce compliance by its member broker-dealers with applicable federal securities law and rules. Only certain Authorized Participants at present have the ability (either acting themselves or through their affiliates) to support in-kind creation and redemption activity.

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

The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, could cause delays in trade execution due to potential operational issues arising from implementing a cash creation and redemption model, which involves greater operational steps (and therefore execution risk) than the originally contemplated in-kind creation and redemption model, or the potential unavailability or exhaustion of the Trust’s ability to borrow bitcoin or cash as trade credit (the “Trade Credits”), which the Trust would not be able to use in connection with in-kind creations and redemptions. Such delays could cause the execution price associated with such trades to materially deviate from the Index price used to determine the NAV. Even though the Authorized Participants are responsible for the dollar cost of such difference in prices, Authorized Participants could default on their obligations to the Trust, or such potential risks and costs could lead to Authorized Participants, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying bitcoin, to elect to not participate in the Trust’s Share creation and redemption processes. This may adversely affect the arbitrage mechanism intended to keep the price of the Shares closely linked to the price of bitcoin, and as a result, the price of the Shares may fall or otherwise diverge from NAV. If the arbitrage mechanism is not effective, purchases or sales of Shares on the secondary market could occur at a premium or discount to NAV, which could harm Shareholders by causing them buy Shares at a price higher than the value of the underlying bitcoin held by the Trust or sell Shares at a price lower than the value of the underlying bitcoin held by the Trust, causing Shareholders to suffer losses.

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

The market value of bitcoin is subject to momentum pricing.

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

A decline in the adoption of bitcoin or the Bitcoin network could negatively impact the Trust.

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

The use of digital assets such as bitcoin to, among other things, buy and sell goods and services or facilitate cross-border payments, is part of a new and rapidly evolving industry that employs digital assets based upon computer-generated mathematical and/or cryptographic protocols. Bitcoin is a prominent, but not unique, part of this industry. The growth of this industry is subject to a high degree of uncertainty, as new assets and technological innovations continue to develop and evolve. Currently, there is relatively limited use of bitcoin in the retail and commercial marketplace in comparison to relatively extensive use as a store of value, thus contributing to price volatility that could adversely affect an investment in the Shares. However, bitcoin may not be suited for a number of commercial uses, including those requiring real time payments, partially due to the amount of time that bitcoin transactions may potentially require in order to clear. This could result in decreasing usage of the network, to the extent that bitcoin does not otherwise become a store of asset value or meet the needs of another commercial use.

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

The failure or poor performance of, or perceptions of risk or negative publicity around one or more of the protocols based on the Bitcoin network or that make use of bitcoin may adversely affect demand for bitcoin, the price of bitcoin, or the price of the Shares.

Several decentralized protocols or decentralized applications operate on the bitcoin network or use bitcoin. These may include decentralized exchanges, lending or borrowing protocols, or liquid staking protocols, among others. The failure, poor performance of, any errors in the functioning of these protocols, or other negative events associated with these protocols may result in negative publicity and may limit the adoption of bitcoin, resulting in adverse consequences for the demand for bitcoin, the Trust and the Shares.

Irrevocable nature of blockchain-recorded transactions.

Bitcoin transactions recorded on the Bitcoin network are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the Bitcoin network’s aggregate hash rate. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of a bitcoin or a theft of bitcoin generally will not be reversible, and the Trust may not be capable of seeking compensation for any such transfer or theft. Although the Trust’s transfers of bitcoin will regularly be made to or from the Trust’s accounts with the Bitcoin Custodians, it is possible that, through computer or human error, or through theft or criminal action, the Trust’s bitcoin could be transferred from the Trust’s accounts with the Bitcoin Custodians in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. To the extent that the Trust is unable to successfully seek redress for such error or theft, such loss could adversely affect an investment in the Trust.

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

While the Bitcoin Custodians have advised the Sponsor that they collectively have insurance coverage up to $685 million in the aggregate that covers losses of the digital assets they custody on behalf of their clients, including the Trust’s bitcoin, resulting from theft, Shareholders cannot be assured that the Bitcoin Custodians will maintain adequate insurance, that such coverage will cover losses with respect to the Trust’s Bitcoin, or that sufficient insurance proceeds will be available to cover the Trust’s losses in full. The Bitcoin Custodians’ insurance may not cover the type of losses experienced by the Trust. Alternatively, the Trust may be forced to share such insurance proceeds with other clients or customers of the Bitcoin Custodians, which could reduce the amount of such proceeds that are available to the Trust. In addition, the Bitcoin insurance market is limited, and the level of insurance maintained by the Bitcoin Custodians may be substantially lower than the assets of the Trust. While the Bitcoin Custodians maintain certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Trust cannot be assured that the Bitcoin Custodians will maintain capital reserves sufficient to cover actual or potential losses with respect to the Trust’s digital assets. The insurance maintained by each Bitcoin Custodian is shared among all of such Bitcoin Custodian’s customers, is not specific to the Trust or to customers holding bitcoin with such Bitcoin Custodian, and may not be available or sufficient to protect the Trust from all possible losses or sources of losses.

On September 11, 2024, the Trust entered into separate custodial services agreements (each, a “Custodial Services Agreement” and, collectively, including the agreement with Coinbase Custodian entered into between the Trust and Coinbase Custodian on May 8, 2024 (the “Coinbase Custody Agreement”), and the agreement with BitGo entered into between the Trust and BitGo on December 12, 2025 (the “BitGo Custody Agreement”), the “Custodial Services Agreements”) with each of (i) BitGo New York (the “BitGo New York Custody Agreement”) and (ii) Anchorage (the “Anchorage Custody Agreement”). While the Bitcoin Custodians have advised the Sponsor that they have insurance coverage that covers certain losses of the digital assets it custodies on behalf of its clients, including the Trust’s bitcoin, resulting from theft, Shareholders cannot be assured that the Bitcoin Custodians will maintain adequate insurance, that such coverage will cover losses with respect to the Trust’s bitcoin, or that sufficient insurance proceeds will be available to cover the Trust’s losses in full. The Bitcoin Custodians’ insurance may not cover the type of losses experienced by the Trust. Alternatively, the Trust may be forced to share such insurance proceeds with other clients or customers of the Bitcoin Custodians, which could reduce the amount of such proceeds that are available to the Trust. In addition, the bitcoin insurance market is limited, and the level of insurance maintained by the Bitcoin Custodians may be substantially lower than the assets of the Trust. While the Bitcoin Custodians maintain certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Trust cannot be assured that the Bitcoin Custodians will maintain capital reserves sufficient to cover actual or potential losses with respect to the Trust’s digital assets. The insurance maintained by the Bitcoin Custodians is shared among all of the Bitcoin Custodians’ customers, is not specific to the Trust or to customers holding bitcoin with the Bitcoin Custodians, and may not be available or sufficient to protect the Trust from all possible losses or sources of losses.

On December 12, 2025, the Trust entered into the BitGo Custody Agreement with BitGo Bank & Trust, N.A., a federally chartered national trust bank. Pursuant to the BitGo Custody Agreement , BitGo will establish and maintain one or more segregated custody accounts, controlled and secured by BitGo, on its books for the receipt, safekeeping, and maintenance of the Trust’s bitcoin holdings. The BitGo Custody Agreement also requires BitGo to maintain reasonable insurance policies and coverage. The BitGo Custody Agreement commenced on December 12, 2025, and will continue for one year, unless earlier terminated in accordance with its terms or if either party notifies the other of its intention not to renew at least 30 days prior to the expiration of the then-current term. After the initial term, the BitGo Custody Agreement will automatically renew for successive one-year periods, unless either party notifies the other of its intention not to renew with prior notice.

Furthermore, under the Custodial Services Agreements, the Bitcoin Custodians’ liability is limited. With respect to the Coinbase Custody Agreement, the Coinbase Custodian’s liability is as follows, among others: (i) the Coinbase Custodian’s aggregate liability with respect to any breach of its obligations under the Coinbase Custody Agreement shall not exceed the aggregate amount of fees paid by the Trust to the Coinbase Custodian in respect of the services relating to custody, trade execution, lending or post-trade credit (if applicable), and other services (collectively, the “Prime Broker Services”) in the 12 months prior to the event giving rise to such liability; (ii) the Coinbase Custodian’s aggregate liability under the Coinbase Custody Agreement shall not exceed the greater of (A) the aggregate fees paid by the Trust to the Coinbase Custodian in respect of the custodial services in the 12 months prior to the event giving rise to the Coinbase Custodian’s liability, and (B) the value of the supported bitcoin on deposit in the Trust’s custodial account(s) giving rise to the Coinbase Custodian’s liability at the time of the event giving rise to the Coinbase Custodian’s liability; (iii) the Coinbase Custodian’s aggregate liability in respect of each cold storage address shall not exceed $100 million; (iv) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Coinbase Custodian is not liable, even if the Coinbase Custodian has been advised of or knew of or should have known of the possibility thereof; and (v) in no event shall the Coinbase Custodian or its affiliates have any liability to the Trust or any third party with respect to any breach of its obligations under the Coinbase Custody Agreement, express or implied, which does not result solely from its gross negligence, fraud or willful misconduct. Coinbase Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service which result directly or indirectly from any cause or condition beyond the reasonable control of the Coinbase Custodian. In the event of potential losses incurred by the Trust as a result of the Coinbase Custodian losing control of the Trust’s bitcoin or failing to properly execute instructions on behalf of the Trust, the Coinbase Custodian’s liability with respect to the Trust will be subject to certain limitations which may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Coinbase Custodian directly caused such losses. Furthermore, the insurance maintained by the Coinbase Custodian may be insufficient to cover its liabilities to the Trust.

With respect to the BitGo Custody Agreement, the BitGo Custodian and its affiliates, including their officers, directors, agents, and employees, are not liable for any lost profits, special, incidental, indirect, intangible, or consequential damages resulting from authorized or unauthorized use of the Trust or Sponsor’s site or services. This includes damages arising from any contract, tort, negligence, strict liability, or other legal grounds, even if the BitGo Custodian was previously advised of, knew, or should have known about the possibility of such damages. However, this exclusion of liability does not extend to cases of the BitGo Custodian’s fraud, willful misconduct, or gross negligence. In situations of gross negligence, the BitGo Custodian’s liability is specifically limited to the value of the digital assets or fiat currency that were affected by the negligence. Additionally, the total liability of the BitGo Custodian for direct damages is capped at the fees paid or payable to them under the BitGo Custody Agreement during the twelve-month period immediately preceding the first incident that caused the liability.

With respect to the Anchorage Custody Agreement, except for the Anchorage Custodian’s bad acts, confidentiality obligations under the Anchorage Custody Agreement, indemnification obligations under Anchorage Custody Agreement, or obligations with respect to rights to or limits on use under the Anchorage Custody Agreement, the Anchorage Custodian is not liable for any losses, whether in contract, tort or otherwise, for any amount in excess of fees paid by the Trust in the twelve (12) months prior to when the liability arises. Moreover, the Anchorage Custodian is not liable for (i) losses which arise from its compliance with applicable laws, including sanctions laws administered by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury (the “U.S. Treasury Department”); or (ii) special, indirect or consequential damages, or lost profits or loss of business arising in connection with the Anchorage Custody Agreement. In addition, the Anchorage Custodian is not liable for any losses which arise as a result of the non-return of digital assets that the Trust has delegated to the Anchorage Custodian or a third party for on-chain services, such as staking, voting, vesting, and signaling, unless such losses occur as a result of the Anchorage Custodian’s fraud or intentional misconduct.

Under the BitGo New York Custody Agreement, the BitGo New York Custodian and its affiliates, including their officers, directors, agents, and employees, are not liable for any lost profits, special, incidental, indirect, intangible, or consequential damages resulting from authorized or unauthorized use of the Trust or Sponsor’s site or services. This includes damages arising from any contract, tort, negligence, strict liability, or other legal grounds, even if the BitGo New York Custodian was previously advised of, knew, or should have known about the possibility of such damages. However, this exclusion of liability does not extend to cases of the BitGo New York Custodian’s fraud, willful misconduct, or gross negligence. In situations of gross negligence, the BitGo New York Custodian’s liability is specifically limited to the value of the digital assets or fiat currency that were affected by the negligence. Additionally, the total liability of the BitGo New York Custodian for direct damages is capped at the fees paid or payable to them under the BitGo New York Custody Agreement during the twelve-month period immediately preceding the first incident that caused the liability.

Similarly, under the Prime Broker Agreement, the Prime Broker’s liability is limited as follows, among others: (i) the Prime Broker’s aggregate liability shall not exceed the aggregate fees paid by the Trust to the Prime Broker in respect of the Prime Broker Services in the 12 months prior to the event giving rise to the Prime Broker’s liability; and (ii) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Prime Broker is not liable, even if the Prime Broker has been advised of or knew of or should have known of the possibility thereof. In general, with limited exceptions, the Prime Broker is not liable under the Prime Broker Agreement unless in the event of its gross negligence, fraud, or willful misconduct. The Prime Broker is not liable for delays, suspension of operations, failure in performance, or interruption of service which result directly or indirectly from any cause or condition beyond the reasonable control of the Prime Broker. These and the other limitations on the Prime Broker’s liability may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Prime Broker directly caused such losses.

Moreover, in the event of an insolvency or bankruptcy of the Prime Broker (in the case of the Trading Balance) or the Bitcoin Custodians (in the case of the Cold Vault Balance) in the future, given that the contractual protections and legal rights of customers with respect to digital assets held on their behalf by third parties are relatively untested in a bankruptcy of entities such as the Bitcoin Custodians or Prime Broker in the digital asset industry, there is a risk that customers’ assets – including the Trust’s assets – may be considered the property of the bankruptcy estate of the Prime Broker (in the case of the Trading Balance) or the Bitcoin Custodians (in the case of the Cold Vault Balance), and customers – including the Trust – may be at risk of being treated as general unsecured creditors of such entities and subject to the risk of total loss or markdowns on value of such assets.

The Coinbase Custody Agreement contains an agreement by the parties thereto to treat the bitcoin credited to the Trust’s Cold Vault Balance with Coinbase as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”), in addition to stating that the Coinbase Custodian will serve as fiduciary and custodian on the Trust’s behalf. The Coinbase Custodian’s parent, Coinbase Global Inc. (“Coinbase Global”), has stated in recent public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate in the event the Coinbase Custodian were to experience insolvency. Due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If the Bitcoin Custodians become subject to insolvency proceedings and a court were to rule that the custodied bitcoin were part of such Bitcoin Custodian’s general estates and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in the Bitcoin Custodian’s insolvency proceedings and the Trust could be subject to the loss of all or a significant portion of its assets. Moreover, in the event of the bankruptcy of a Bitcoin Custodian, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with such Bitcoin Custodian, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares.

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

Under the Trust Agreement, the Trustee and the Sponsor will not be liable for any liability or expense incurred, including, without limitation, as a result of any loss of bitcoin by the Bitcoin Custodians or the Prime Broker, absent willful misconduct, gross negligence, or bad faith on the part of the Trustee or the Sponsor, fraud of the Sponsor or material breach by the Sponsor of the Trust Agreement, as the case may be. As a result, the recourse of the Trust or the Shareholders to the Trustee or the Sponsor, including in the event of a loss of bitcoin by the Bitcoin Custodians or the Prime Broker, is limited.

The Shareholders’ recourse against the Sponsor, the Trustee, and the Trust’s other service providers for the services they provide to the Trust, including, without limitation, those relating to the holding of bitcoin or the provision of instructions relating to the movement of bitcoin, is limited. For the avoidance of doubt, neither the Sponsor, the Trustee, nor any of their affiliates, nor any other party has guaranteed the assets or liabilities, or otherwise assumed the liabilities, of the Trust, or the obligations or liabilities of any service provider to the Trust, including, without limitation, the Bitcoin Custodians and the Prime Broker. The Prime Broker Agreement and Custodial Services Agreements provide that neither the Sponsor, the Trustee, nor their affiliates shall have any obligation of any kind or nature whatsoever, by guaranty, enforcement or otherwise, with respect to the performance of any of the Trust’s obligations, agreements, representations or warranties under the Prime Broker Agreement or Custodial Services Agreements or any transactions thereunder. Consequently, a loss may be suffered with respect to the Trust’s bitcoin that is not covered by the Bitcoin Custodians’ insurance policies and for which no person is liable in damages. As a result, the recourse of the Trust or the Shareholders, under applicable law, is limited.

Loss of a critical banking relationship for, or the failure of a bank used by, the Trust or the Prime Broker could adversely impact the Trust’s ability to create or redeem Baskets, or could cause losses to the Trust.

To the extent that the Trust or the Prime Broker faces difficulty establishing or maintaining banking relationships, the loss of the Trust or the Prime Broker’s banking partners, the imposition of operational restrictions by these banking partners and the inability for the Trust or the Prime Broker to utilize other financial institutions may result in a disruption of creation and redemption activity of the Trust or the Prime Broker, or cause other operational disruptions or adverse effects for the Trust or the Prime Broker. In the future, it is possible that the Trust or the Prime Broker could be unable to establish accounts at new banking partners or establish new banking relationships, or that the banks with which the Trust or the Prime Broker is able to establish relationships may not be as large or well-capitalized or subject to the same degree of prudential supervision as the existing providers.

The Trust could also suffer losses in the event that a bank in which the Trust holds assets fails, becomes insolvent, enters receivership, is taken over by regulators, enters financial distress, or otherwise suffers adverse effects to its financial condition or operational status. Recently, some banks have experienced financial distress. For example, on March 8, 2023, the California Department of Financial Protection and Innovation (“DFPI”) announced that Silvergate Bank had entered voluntary liquidation, and on March 10, 2023, Silicon Valley Bank, (“SVB”), was closed by the DFPI, which appointed the FDIC as receiver. Similarly, on March 12, 2023, the New York Department of Financial Services took possession of Signature Bank and appointed the FDIC as receiver. A joint statement by the U.S. Treasury Department, the Federal Reserve and the FDIC on March 12, 2023, stated that depositors in Signature and SVB will have access to all of their funds, including funds held in deposit accounts, in excess of the insured amount. On May 1, 2023, First Republic Bank was closed by the DFPI, which appointed the FDIC as receiver. Following a bidding process, the FDIC entered into a purchase and assumption agreement with JPMorgan Chase Bank, National Association, to acquire the substantial majority of the assets and assume certain liabilities of First Republic Bank from the FDIC.

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

If any of the Custodial Services Agreements or the Prime Broker Agreement are terminated or the Bitcoin Custodians or the Prime Broker fail to provide services as required, the Trustee may need to find and appoint a replacement custodian or prime broker, which could pose a challenge to the safekeeping of the Trust’s bitcoin, and the Trust’s ability to continue to operate may be adversely affected.

The Trust is dependent on the Bitcoin Custodians as well as the Prime Broker to operate. The Bitcoin Custodians perform essential functions in terms of safekeeping the Trust’s bitcoin in the Cold Vault Balance, and the Prime Broker facilitates the selling of bitcoin by the Trust to pay the Sponsor’s Fee and, to the extent applicable, other Trust expenses, and in extraordinary circumstances, to liquidate the Trust. If any of the Bitcoin Custodians or the Prime Broker fail to perform the functions they perform for the Trust, the Trust may be unable to operate or create or redeem Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares.

In March 2023, the Prime Broker and Coinbase Global (together with Coinbase Inc., the “Relevant Coinbase Entities”) received a “Wells Notice” from the SEC staff stating that the SEC staff made a “preliminary determination” to recommend that the SEC file an enforcement action against the Relevant Coinbase Entities alleging violations of the federal securities laws, including the Exchange Act and the Securities Act. According to Coinbase Global’s public reporting company disclosure, based on discussions with the SEC staff, the Relevant Coinbase Entities believe these potential enforcement actions would relate to aspects of the Relevant Coinbase Entities’ Coinbase Prime service, spot market, staking service Coinbase Earn, and Coinbase Wallet, and the potential civil action may seek injunctive relief, disgorgement, and civil penalties. In June 2023, the SEC filed a complaint against the Relevant Coinbase Entities in federal district court in the Southern District of New York, alleging, inter alia: (i) that Coinbase Inc. has violated the Exchange Act by failing to register with the SEC as a national securities exchange, broker-dealer, and clearing agency, in connection with activities involving certain identified digital assets that the SEC’s complaint alleges are securities, (ii) that Coinbase Inc. has violated the Securities Act by failing to register with the SEC the offer and sale of its staking program, and (iii) that Coinbase Global is jointly and severally liable as a control person under the Exchange Act for Coinbase Inc.’s violations of the Exchange Act to the same extent as Coinbase Inc. In February 2025, the SEC announced that it had filed a joint stipulation with Coinbase Inc. and Coinbase Global to dismiss the ongoing civil enforcement action against the two entities. The SEC’s complaint against the Relevant Coinbase Entities did not allege that bitcoin is offered or sold as a security nor did it allege that Coinbase Inc’s activities involving bitcoin caused the alleged registration violations, and the Coinbase Custodian was not named as a defendant. In the event of any future SEC or other governmental, regulatory or other enforcement action or litigation, Coinbase Inc., as Prime Broker, could be required, as a result of a judicial determination, or could choose, to restrict or curtail the services it offers, or its financial condition and ability to provide services to the Trust could be affected. If the Prime Broker were to be required or choose, as a result of a regulatory action or litigation, to restrict or curtail the services it offers, it could negatively affect the Trust’s ability to operate or process creations or redemptions of Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares. While the Coinbase Custodian was not named in the complaint, if Coinbase Global, as the parent of the Coinbase Custodian, is required, as a result of a judicial determination, or could choose, to restrict or curtail the services its subsidiaries provide to the Trust, or its financial condition is negatively affected, it could negatively affect the Trust’s ability to operate.

Alternatively, the Trust could replace the Coinbase Custodian as a Bitcoin Custodian pursuant to the Coinbase Custody Agreement. Similarly, Coinbase Custodian or Coinbase Inc. could terminate services under the Prime Broker Agreement respectively upon providing the applicable notice to the Trust for any reason, or immediately for Cause (as such term is defined in the Prime Broker Agreement). Transferring maintenance responsibilities of the Trust’s accounts with the Bitcoin Custodians to another custodian would likely be complex and could subject the Trust’s bitcoin to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets. As Prime Broker, Coinbase Inc. does not guarantee uninterrupted access to the Trading Platform or the services it provides to the Trust as Prime Broker. Under certain circumstances, Coinbase Inc. is permitted to halt or suspend trading on its trading platform, or impose limits on the amount or size of, or reject, the Trust’s orders, including in the event of, among others, (a) delays, suspension of operations, failure in performance, or interruption of service that are directly due to a cause or condition beyond the reasonable control of Coinbase Inc, (b) the Trust has engaged in unlawful or abusive activities or fraud, (c) the acceptance of the Trust’s order would cause the amount of Trade Credits extended to exceed the maximum amount of Trade Credit that the Trust’s agreement with the Trade Credit Lender permits to be outstanding at any one time, or (d) a security or technology issue occurred and is continuing that results in Coinbase Inc. being unable to provide trading services or accept the Trust’s order, in each case, subject to certain protections for the Trust. Also, if the Coinbase Custodian or Coinbase Inc. become insolvent, suffer business failure, cease business operations, default on or fail to perform their obligations under their contractual agreements with the Trust, or abruptly discontinue the services they provide to the Trust for any reason, the Trust’s operations would be adversely affected.

The Trustee may not be able to find a party willing to serve as a custodian of the Trust’s bitcoin or as the Trust’s prime broker under the same terms as the current Custodial Services Agreements or Prime Broker Agreement or at all. To the extent that the Trustee is not able to find a suitable party willing to serve as the custodian or prime broker, the Trustee may be required to terminate the Trust and liquidate the Trust’s bitcoin. In addition, to the extent that the Trustee finds a suitable party but must enter into a modified custodial services agreement or prime broker agreement that is less favorable for the Trust or Trustee, the value of the Shares could be adversely affected. If the Trust is unable to find a replacement prime broker, its operations could be adversely affected.

The Bitcoin Custodians and the Prime Broker may act in the same or similar capacity for other competing products.

Currently, the number of digital assets intermediaries with the reputation and operational capability to serve as custodian and/or prime broker to the Trust or other competing products is limited. The Bitcoin Custodians and the Prime Broker may act in the same or similar capacity for other competing products, including exchange-traded products offering exposure to the spot bitcoin market or other digital assets. The Trust is therefore subject to risks associated with these competing products utilizing the same service providers for bitcoin custodial and prime brokerage services.

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

This industry concentration also may have the effect of magnifying the risks associated with the Bitcoin Custodians and Prime Broker, as operational disruptions or adverse developments impacting the Bitcoin Custodians or the Prime Broker may be felt on an industry-wide basis. A loss of confidence in or breach of a Bitcoin Custodian or the Prime Broker may adversely affect not only the Trust and the value of an investment in the Shares, but also these competing products utilizing the same service providers for bitcoin custodial and prime brokerage services and, more generally, exchange-traded products offering exposure to the spot bitcoin market or other digital assets. These industry-wide adverse effects could result in a broader loss of confidence in exchange-traded products offering exposure to the spot bitcoin market or other digital assets, which could further impact the Trust and the value of an investment in the Shares.

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

The Sponsor and the Trust have adopted and implemented policies and procedures that are designed to ensure that they do not violate applicable AML and sanctions laws and regulations and to comply with any applicable KYC laws and regulations. The Sponsor and the Trust will only interact with known third party service providers with respect to whom it has engaged in a due diligence process to ensure a thorough KYC process, such as the Authorized Participants and the Bitcoin Custodians. Authorized Participants, as broker-dealers, and the Bitcoin Custodians, as limited purpose trust companies subject to New York Banking Law, in the case of the Coinbase Custodian and BitGo New York Custodian, and the National Bank Act of 1864, in the case of the BitGo Custodian and Anchorage Custodian, are subject to the U.S. Bank Secrecy Act (as amended) (“BSA”) and U.S. economic sanctions laws. In addition, the Trust will only accept creations and redemption requests from regulated Authorized Participants who themselves are subject to applicable sanctions and anti-money laundering laws and have compliance programs that are designed to ensure compliance with those laws. In addition, Bitcoin Counterparties will be contractually obligated that all bitcoin they deliver to the Trust will be from lawful sources. The Trust will not hold any bitcoin except those that have been delivered by a Bitcoin Counterparty in connection with creation requests.

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

In accordance with their regulatory obligations, the Authorized Participants conduct customer due diligence and enhanced due diligence on their counterparties, which enable them to determine each counterparty’s AML and other risks and assign an appropriate risk rating.

As part of their counterparty onboarding processes, the Authorized Participants use third-party services to screen prospective counterparties against various watch lists, including the Specially Designated Nationals List of the OFAC and countries and territories identified as non-cooperative by the Financial Action Task Force.

There is no guarantee that such procedures will always be effective. If the Authorized Participants or Bitcoin Counterparties have inadequate policies, procedures and controls for complying with applicable anti-money laundering and applicable sanctions laws or the Trust’s diligence is ineffective, violations of such laws could result, which could result in regulatory liability for the Trust, the Sponsor, the Trustee or their affiliates under such laws, including governmental fines, penalties, and other punishments, as well as potential liability to or cessation of services by the Prime Broker and its affiliates, including the Coinbase Custodian. Any of the foregoing could result in losses to the Shareholders or negatively affect the Trust’s ability to operate.

The actual or perceived use of bitcoin and other digital assets in illicit transactions may adversely affect the bitcoin industry and an investment in the Trust.

Recent years have seen digital assets used at times as part of criminal activities and to launder criminal proceeds, as means of payment for illicit activities, or as an investment fraud currency. Although the number of cases involving digital assets for the financing of terrorism remains limited, criminals have nonetheless become more sophisticated in their use of digital assets.

Although Bitcoin transaction details are logged on the blockchain, a buyer or seller of Bitcoin may never know to whom the public key belongs or the true identity of the party with whom it is transacting, as public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. Further, identifying users can be made even more difficult where a user utilizes a tumbling or mixing service (e.g., Tornado Cash) to further obfuscate transaction details.

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

From time to time, the Trust may be entitled to or come into possession of rights to acquire, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of bitcoin and arise without any action of the Trust, or of the Sponsor or Sub-Adviser on behalf of the Trust (“Incidental Rights”) and/or virtual currency tokens, or other asset or right, acquired by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right (“IR Virtual Currency”) by virtue of its ownership of bitcoin, generally through a fork in the Bitcoin blockchain, an airdrop offered to holders of bitcoin or other similar event. In an airdrop, the promoters of a new digital asset announce to holders of another digital asset that they will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset. For example, in March 2017, the promoters of Stellar Lumens announced that anyone that owned bitcoin as of June 26, 2017, could claim, until August 27, 2017, a certain amount of Stellar Lumens. Airdrops are not included in the Index under its current methodology. Pursuant to the Trust Agreement, the Sponsor has the right, in their discretion, to determine what action to take in connection with the Trust’s entitlement to or ownership of Incidental Rights or any IR Digital Assets. Under the terms of the Trust Agreement, the Trust may take any lawful action necessary or desirable in connection with the Trust’s ownership of Incidental Rights, including the acquisition of IR Digital Assets, as determined by the Sponsor in the Sponsor’s sole discretion, unless such action would adversely affect the status of the Trust as a grantor trust for U.S. federal income tax purposes or otherwise be prohibited by the Trust Agreement.

With respect to any fork, airdrop or similar event, the Sponsor will cause the Trust to irrevocably abandon the Incidental Rights or IR Digital Assets. In the event the Trust seeks to change this position, an application would need to be filed with the SEC by the Exchange seeking approval to amend its listing rules. If such regulatory approval is received, the Trust will notify the owners of the beneficial interests of Shares in a prospectus supplement, in its periodic Exchange Act reports, as applicable, and on the Sponsor’s website.

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

Forks occur for a variety of reasons. A fork could occur after a significant security breach. Participants on the network could elect to “fork” the network to its state before the hack, effectively reversing the hack. A fork could also be introduced by an unintentional, unanticipated software flaw in the multiple versions of otherwise compatible software users run. Such a fork could adversely affect bitcoin’s viability. It is possible, however, that a substantial number of users and miners could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This would result in a permanent fork. For example, in July 2016, Ethereum “forked” into Ethereum Classic, the original blockchain, and a new digital asset, Ethereum, as a result of the Ethereum network community’s response to a significant security breach in which an anonymous hacker exploited a smart contract running on the Ethereum network to syphon approximately $60 million of ETH held by the DAO, a distributed autonomous organization, into a segregated account. In response to the hack, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the hack. However, a minority of users continued to develop the original blockchain, now referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as Ethereum Classic, or ETC. ETC now trades on several digital asset exchanges.

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

Forks may have a detrimental effect on the value of bitcoin, including by negatively affecting digital asset allocations or by failing to capture of the full value of the newly-forked bitcoin if it is excluded from the Index. Forks can also introduce new security risks. For example, forks may result in “replay attacks,” or attacks in which transactions from one network were rebroadcast to nefarious effect on the other network. After a hard fork, it may become easier for an individual miner or mining pool’s hashing power to exceed 50% of the processing power of the digital asset network, thereby making digital assets that rely on proof of work more susceptible to attack. For example, when the Ethereum and Ethereum Classic networks, two other digital asset networks, split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum exchanges through at least October 2016. An Ethereum exchange announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin SV networks split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of mining power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual miner or mining pool’s hashing power to exceed 50% of the processing power of a digital asset network that retained or attracted less mining power, thereby making digital assets that rely on proof-of-work more susceptible to attack.

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

Airdrops.

Bitcoin may become subject to an occurrence similar to a fork, which is known as an “airdrop.” In an airdrop, the promoters of a new digital asset announce to holders of another digital asset that they will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset. Airdrops are not included in the Pricing Benchmark under its current methodology. For example, in March 2017, the promoters of Stellar Lumens announced that anyone that owned bitcoin as of June 26, 2017, could claim, until August 27, 2017, a certain amount of Stellar Lumens. The Index does not include airdrops under its current methodology or track airdrops involving bitcoin. Accordingly, the Trust will not participate in airdrops.

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

Thefts and cyber-attacks can have a negative impact on the reputation, market price, value, or liquidity of bitcoin. Through investment in the Trust, investors would be indirectly exposed to the risk and potential impact of a cyberattack. A loss associated with a cyber-attack, including a total loss, is possible. While the Sponsor and the Bitcoin Custodians have taken reasonable measures to prevent a theft or hacking of the Trust’s bitcoin holdings, such an event cannot be fully excluded from the Trust’s overall market exposure, and the losses associated with such an event would be borne by investors.

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

A 51% attack is more likely to happen in the context of digital assets with both smaller market capitalizations due to the reduced computing power threshold required to control a majority of a given network. Nevertheless, it is theoretically possible, albeit computationally expensive, to mount a similar 51% attack on bitcoin or other digital assets with large market capitalization. If the feasibility of a bad actor gaining control of the processing power on the Bitcoin network increases, there may be a negative effect on an investment in the Trust.

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

The Bitcoin network and bitcoin, as an asset, hold a “first-to-market” advantage over other digital assets. This first-to-market advantage has resulted in the Bitcoin network evolving into the most well-developed network of any digital asset. The Bitcoin network enjoys the largest user base and has more mining power in use to secure the Bitcoin network than any other digital asset. However, despite the first-mover advantage of the Bitcoin network over other digital assets, it is possible that real or perceived shortcomings in the Bitcoin network, or technological, regulatory or other developments, could result in a decline in popularity and acceptance of bitcoin and the Bitcoin network, and other digital assets and trading systems could become more widely accepted and used than the Bitcoin network. Promoters of other digital assets claim that those digital assets have solved certain of the purported drawbacks of the Bitcoin network, for example, allowing faster settlement times, reducing mining fees, or reducing electricity usage in connection with mining. If these digital assets are successful, such success could reduce demand for bitcoin and adversely affect the value of bitcoin and an investment in the Trust. It is currently unclear which digital assets, if any, will become and remain dominant, as the sector continues to innovate and evolve. Changes in the viability of any digital asset ecosystem may adversely impact pricing and liquidity of bitcoin and, therefore, of the Trust.

Competition from central bank digital currencies (“CBDCs”) could adversely affect the value of bitcoin and other digital assets.

Central banks have introduced digital forms of legal tender. China’s CBDC project, known as Digital Currency Electronic Payment, has reportedly been tested in a live pilot program conducted in multiple cities in China. A recent study published by the Bank for International Settlements estimated that at least 36 central banks have published retail or wholesale CBDC work ranging from research to pilot projects. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replacing, bitcoin and other digital assets as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also recently announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities, which could compete with, or reduce the demand for, bitcoin. As a result of any of the foregoing factors, the value of bitcoin could decrease, which could adversely affect an investment in the Trust.

Prices of bitcoin may be affected due to stablecoins, the activities of stablecoin issuers and their regulatory treatment.

While the Trust does not invest in stablecoins, it may nonetheless be exposed to these and other risks that stablecoins pose for the bitcoin market through its investment in bitcoin. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar. Although the prices of stablecoins are intended to be stable, in many cases their prices fluctuate, sometimes significantly. This volatility has in the past apparently impacted the price of bitcoin. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the bitcoin market. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that could cause artificial rather than genuine demand for bitcoin, raising its price, and also argue that those associated with certain stablecoins are involved in laundering money. On February 17, 2021, the New York Attorney General entered into an agreement with Tether’s operators, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. In October 2021, the CFTC announced a settlement with Tether’s operators in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue.

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

Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins, or regulatory concerns about stablecoin issuers or intermediaries, such as exchanges, that support stablecoins, could impact individuals’ willingness to trade on trading venues that rely on stablecoins and could impact the price of bitcoin, and in turn, an investment in the Shares.

Operational cost may exceed the award for solving blocks or transaction fees, and increased transaction fees may adversely affect the usage of the Bitcoin network.

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

If transaction confirmation fees become too high, the marketplace may be reluctant to use the Bitcoin network. This may result in decreased usage and limit expansion of the Bitcoin network in the retail, commercial and payments space, adversely impacting investment in the Trust. Conversely, if the reward for miners or the value of the transaction fees is insufficient to motivate miners, they may cease expending processing power for any blockchain to solve blocks and confirm transactions.

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

Owning Shares is different from directly owning bitcoin.

Investors should be aware that the market value of Shares of the Trust may not have a direct relationship with the prevailing price of bitcoin, and changes in the prevailing price of bitcoin similarly will not necessarily result in a comparable change in the market value of Shares of the Trust. The performance of the Trust will not reflect the specific return an investor would realize if the investor actually held or purchased bitcoin directly. The differences in performance may be due to factors such as fees, transaction costs, operating hours of the Exchange and index tracking risk. Investors will also forgo certain rights conferred by owning bitcoin directly, such as the right to claim airdrops. See “Risk Factors—The inability to recognize the economic benefit of a ‘fork’ or an ‘airdrop’ could adversely impact an investment in the Trust”.

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

Liquidity risk.

The ability of the Trust or a Bitcoin Counterparty to buy or sell bitcoin may be adversely affected by limited trading volume, lack of a market maker in the digital asset markets, or legal restrictions. It is also possible that a bitcoin spot market or regulatory or governmental authority may suspend or restrict trading in bitcoin altogether. Therefore, it may not always be possible to execute a buy or sell order at the desired price or to liquidate an open position due to market conditions on spot markets, regulatory issues affecting bitcoin or other issues affecting counterparties. Bitcoin is a new asset with a very limited trading history. Therefore, the markets for bitcoin may be less liquid and more volatile than other markets for more established products.

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

Counterparty risk.

The Sponsor, Trust, Bitcoin Counterparty, and Authorized Participants are subject to counterparty risk. A Bitcoin Counterparty may fail to deliver to the Trust’s account with the Bitcoin Custodians the amount of bitcoin associated with a creation order. A Bitcoin Counterparty may fail to deliver to the Trust’s account at the Cash Custodian the amount of cash associated with a redemption order, or the Cash Custodian may fail to deliver to the Authorized Participants at settlement the cash proceeds from the sale of bitcoin associated with a redemption order.

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

Security breaches, cyber-attacks, computer malware and computer hacking attacks have been a prevalent concern in relation to digital assets. Multiple thefts of bitcoin and other digital assets from other holders have occurred in the past. For example, an attack in April of 2025 reportedly syphoned approximately 1,200 SOL from the Loopscale decentralized finance protocol housed on the Solana blockchain. In another example, in February of 2022, a vulnerability in a smart contract for Wormhole, a bridge between the Ethereum and Solana blockchain led to a $320 million theft of Ether. Because of the decentralized process for transferring bitcoin, thefts can be difficult to trace, which may make bitcoin a particularly attractive target for theft. Cyber security failures or breaches of one or more of the Trust’s service providers (including but not limited to, the Index Provider, the Transfer Agent, the Administrator, or the Bitcoin Custodians) have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs.

The Trust and its service providers’ use of internet, technology and information systems (including mobile devices and cloud-based service offerings) may expose the Trust to potential risks linked to cybersecurity breaches of those technological or information systems. Security breaches, computer malware, ransomware and computer hacking attacks have been a prevalent concern in relation to digital assets. The Sponsor believes that the Trust’s bitcoin held in the Trust’s account with the Bitcoin Custodians will be appealing targets to hackers or malware distributors seeking to destroy, damage or steal the Trust’s bitcoin or private keys and will only become more appealing as the Trust’s assets grow. To the extent that the Trust, the Sponsor or the Bitcoin Custodians are unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Trust’s bitcoin may be subject to theft, loss, destruction or other attack.

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

An actual or perceived breach of one of the Trust’s accounts with the Bitcoin Custodians could harm the Trust’s operations, result in partial or total loss of the Trust’s assets, damage the Trust’s reputation and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the price of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the price of the Shares.

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

If the Trust’s holdings of bitcoin are lost, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources, including insurance coverage, sufficient to satisfy the Trust’s claim. For example, as to a particular event of loss, the only source of recovery for the Trust may be limited to the relevant custodian or, to the extent identifiable, other responsible third parties (for example, a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust. Similarly, as noted below, the Bitcoin Custodians have extraordinarily limited liability to the Trust, which may adversely affect the Trust’s ability to seek recovery from them, even when they are at fault.

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

The Trust may change the custodial arrangements described in this report at any time without prior notice to Shareholders.

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

A loss of confidence in or breach of a Bitcoin Custodian may adversely affect the Trust and the value of an investment in the Shares.

Custody and security services for the Trust’s bitcoin are provided by the Bitcoin Custodians, although the Trust may retain one or more additional bitcoin custodians at a later date. Bitcoin held by the Trust may be custodied or secured in different ways (for example, a portion of the Trust’s bitcoin holdings may be custodied by the Bitcoin Custodians and another portion by another third-party custodian). Over time, the Trust may change the custody or security arrangement for all or a portion of its holdings. The Sponsor will decide the appropriate custody and arrangements based on, among other factors, the availability of experienced bitcoin custodians and the Trust’s ability to securely safeguard the bitcoin.

The Trust expects that the Bitcoin Custodians will custody most or all of the Trust’s bitcoin holdings. A loss of confidence in or breach of a Bitcoin Custodian may adversely affect the Trust and the value of an investment in the Shares.

The Sponsor may need to find and appoint a replacement custodian or prime broker quickly, which could pose a challenge to the safekeeping of the Trust’s bitcoin.

The Sponsor could decide to replace any of the Bitcoin Custodians as custodians of the Trust’s bitcoin or the Prime Broker as the provider of prime brokerages to the Trust. Transferring maintenance responsibilities of the Trust’s accounts with the Bitcoin Custodians and the Prime Broker to another party will likely be complex and could subject the Trust’s bitcoin to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets.

The Sponsor may not be able to find a party willing to serve as a Bitcoin Custodian under the same terms as the current Custodial Services Agreements, or as the Prime Broker under the same terms as the current Prime Broker Agreement. To the extent that Sponsor is not able to find a suitable party willing to serve as a Bitcoin Custodian or the Prime Broker, as applicable, the Sponsor may be required to terminate the Trust and liquidate the Trust’s bitcoin. In addition, to the extent that the Sponsor finds a suitable party but must enter into a modified custodial services agreement or prime broker agreement that costs more, the value of the Shares could be adversely affected.

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

Under the BitGo Custody Agreement, the BitGo Custodian and its affiliates, including their officers, directors, agents, and employees, are not liable for any lost profits, special, incidental, indirect, intangible, or consequential damages resulting from authorized or unauthorized use of the Trust or Sponsor’s site or services. This includes damages arising from any contract, tort, negligence, strict liability, or other legal grounds, even if the BitGo Custodian was previously advised of, knew, or should have known about the possibility of such damages. However, this exclusion of liability does not extend to cases of the BitGo Custodian’s fraud, willful misconduct, or gross negligence. In situations of gross negligence, the BitGo Custodian’s liability is specifically limited to the value of the digital assets or fiat currency that were affected by the negligence. Additionally, the total liability of the BitGo Custodian for direct damages is capped at the fees paid or payable to them under the relevant agreement during the twelve-month period immediately preceding the first incident that caused the liability.

In addition, the BitGo Custodian shall not be liable for delays, suspension of operations, whether temporary or permanent, failure in performance, or interruption of service which results directly or indirectly from any cause or condition beyond the reasonable control of the BitGo Custodian, including, but not limited to, any delay or failure due to an act of God, natural disasters, act of civil or military authorities, act of terrorists, including, but not limited to, cyber-related terrorist acts, hacking, government restrictions, exchange or market rulings, civil disturbance, war, strike or other labor dispute, fire, interruption in telecommunications or Internet services or network provider services, failure of equipment and/or software, other catastrophe or any other occurrence which is beyond the reasonable control of the BitGo Custodian.

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

Under the BitGo New York Custody Agreement, the BitGo New York Custodian and its affiliates, including their officers, directors, agents, and employees, are not liable for any lost profits, special, incidental, indirect, intangible, or consequential damages resulting from authorized or unauthorized use of the Trust or Sponsor’s site or services. This includes damages arising from any contract, tort, negligence, strict liability, or other legal grounds, even if the BitGo New York Custodian was previously advised of, knew, or should have known about the possibility of such damages. However, this exclusion of liability does not extend to cases of the BitGo New York Custodian’s fraud, willful misconduct, or gross negligence. In situations of gross negligence, the BitGo New York Custodian’s liability is specifically limited to the value of the digital assets or fiat currency that were affected by the negligence. Additionally, the total liability of the BitGo New York Custodian for direct damages is capped at the fees paid or payable to them under the BitGo New York Custody Agreement during the twelve-month period immediately preceding the first incident that caused the liability.

In addition, the BitGo New York Custodian shall not be liable for delays, suspension of operations, whether temporary or permanent, failure in performance, or interruption of service which results directly or indirectly from any cause or condition beyond the reasonable control of the BitGo New York Custodian, including, but not limited to, any delay or failure due to an act of God, natural disasters, act of civil or military authorities, act of terrorists, including, but not limited to, cyber-related terrorist acts, hacking, government restrictions, exchange or market rulings, civil disturbance, war, strike or other labor dispute, fire, interruption in telecommunications or Internet services or network provider services, failure of equipment and/or software, other catastrophe or any other occurrence which is beyond the reasonable control of the BitGo New York Custodian.

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

Amendment of Trust Agreement without shareholder consent.

Subject to certain exceptions set forth in the Trust Agreement, the Trust Agreement can be amended by the Sponsor in its sole discretion and without the shareholders’ consent by making an amendment, an agreement supplemental to the Trust Agreement, or an amended and restated trust agreement, which amendments may materially adversely affect the interests of the Shareholders.

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust. The Sponsor and its affiliates have no fiduciary duties to the Trust and its shareholders other than as provided in the Trust Agreement, which may permit them to favor their own interests to the detriment of the Trust and its shareholders.

The Sponsor will manage the affairs of the Trust. Conflicts of interest may arise among the Sponsor and its affiliates, on the one hand, and the Trust and its shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Trust and its shareholders. These potential conflicts include, among others, the following:

●	The Sponsor has no fiduciary duties to, and is allowed to take into account the interests of parties other than, the Trust and its shareholders in resolving conflicts of interest, provided the Sponsor does not act in bad faith;

●	The Trust has agreed to indemnify the Sponsor and its affiliates pursuant to the Trust Agreement;

●	The Sponsor is responsible for allocating its own limited resources among different clients and potential future business ventures, to each of which it owes fiduciary duties;

●	The Sponsor and its staff also service affiliates of the Sponsor, including several other digital asset investment vehicles, and their respective clients and cannot devote all of its, or their, respective time or resources to the management of the affairs of the Trust;

●	The Sponsor, its affiliates and their respective officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Trust; and

●	Affiliates of the Sponsor have substantial direct investments in bitcoin that they are permitted to manage taking into account their own interests without regard to the interests of the Trust or its shareholders, and any increases, decreases or other changes in such investments could affect the value of the Shares.

By purchasing the Shares, shareholders agree and consent to the provisions set forth in the Trust Agreement.

Further, the Sponsor may have a conflict with respect to any future transactions that may be entered into with either the Sponsor’s ultimate parent company, FalconX, a leading institutional digital asset prime brokerage, or with any of the other affiliates of FalconX.

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

Risks Associated with the Index and Index Pricing

The Index has a limited history.

The Index was developed by the Index Provider and has a limited performance history. Although the Index is based on materially the same methodology (except calculation time) as the Index Provider’s Bitcoin Reference Rate, which was first introduced in November 2016, the Index itself has only been in operation since February 2022, and the Index has only featured its current roster of Constituent Exchanges since May 2022. A trading venue is eligible as a “Constituent Exchange” in any of the CME CF Cryptocurrency Pricing Products if it offers a market that facilitates the spot trading of the relevant base digital asset against the corresponding quote asset, including markets where the quote asset is made fungible with the accepted digital asset and makes trade data and order data available through an application programming interface with sufficient reliability, detail and timeliness. A longer history of actual performance through various economic and market conditions would provide greater and more reliable information for an investor to assess the Index’s performance. The Index Provider has substantial discretion at any time to change the methodology used to calculate the Index, including the spot markets that contribute prices to the Trust’s NAV. The Index Provider does not have any obligation to take the needs of the Trust, the Trust’s Shareholders, or anyone else into consideration in connection with such changes. There is no guarantee that the methodology currently used in calculating the Index will appropriately track the price of bitcoin in the future. The Index Provider has no obligation to take the needs of the Trust or the Shareholders into consideration in determining, composing, or calculating the Index.

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

Regulatory Risk

Bitcoin’s status as being offered or sold as a “security” under U.S. federal securities laws remains unsettled.

The SEC has asserted its belief that a number of digital assets are properly classified as “securities” under U.S. federal securities laws in a number of complaints against the issuers of such assets, or against platforms trading or transacting in such assets. Courts have agreed that such assets may have been offered or sold in transactions that constituted securities, or have agreed that the SEC has a plausible case that such assets may have been offered or sold in transactions that constituted securities. In future litigation, other courts might disagree with the assessment that these or other digital assets, such as bitcoin, are offered or sold as securities depending on the characteristics of the transaction. To the extent that a court were to find that the Trust had engaged in unregistered sales of securities, the Trust would be subject to penalties, disgorgement and other sanctions, which would significantly negatively impact the Trust and the value of the Shares.

In accordance with the Sponsor’s internal policies and procedures, the Sponsor engaged in a review process to determine whether bitcoin has been offered or sold as a security and based off the review it has determined it has not. The Sponsor has reviewed publicly available materials relating to bitcoin. Among other things, the Sponsor has reviewed publicly available materials relating to the circumstances around the creation of bitcoin, the market and technological needs that the Bitcoin network was intended to address, the Bitcoin network’s role in enabling blockchain interoperability and cross-blockchain communications, and the Bitcoin network’s consensus mechanism. Based on the Sponsor’s review of these materials, the Sponsor believes there is a reasonable basis to conclude that at this time offers and sales of bitcoin would not constitute offers and sales of a “security” as that term is defined under Section 2(a)(1) of the Securities Act. This determination is a risk-based judgement by the Sponsor that is attendant with legal risk as it is possible regulatory agencies or courts could disagree with this determination.

If bitcoin is determined to be offered or sold as a security by a federal court or transactions in bitcoin are determined to be securities transactions by a federal court, the Trust could be considered an unregistered “investment company” under the 1940 Act, which could necessitate the Trust’s liquidation. In this case, the Trust and the Sponsor may be deemed to have participated in an illegal offering of investment company securities and there is no guarantee that the Sponsor will be able to register the Trust under the 1940 Act at such time or take such other actions as may be necessary to ensure the Trust’s activities comply with applicable law, which could force the Sponsor to liquidate the Trust.

It may also become more difficult for bitcoin to be traded, cleared and custodied as compared to other digital assets that are not considered to be offered or sold as securities, which could in turn negatively affect the liquidity and general acceptance of bitcoin and cause users to migrate to other digital assets. Further, if any other digital asset with widespread markets is determined to be offered or sold as a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for bitcoin as a digital asset due to negative publicity or a decline in the general acceptance of digital assets. In addition, digital asset trading platforms that feature digital assets that are determined to be offered or sold as securities may face penalties or be required to shut down if they do not have the licenses required to facilitate electronic markets in securities, which could result in a reduction of the liquidity of bitcoin markets. As such, any determination that bitcoin or any other digital asset is offered or sold as a security under federal or state securities laws may adversely affect the price of bitcoin and, as a result, the value of the Shares.

To the extent that bitcoin is deemed to fall within the definition of being offered or sold as a security under U.S. federal securities laws, the Trust and the Sponsor may be subject to additional requirements under the 1940 Act and the Advisers Act. The Sponsor or the Trust may be required to register as an investment adviser under the Advisers Act. Such additional registration may result in extraordinary, recurring and/or non-recurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor and/or the Trust determines not to comply with such additional regulatory and registration requirements, the Sponsor may terminate the Trust. Any such termination could result in the liquidation of the Trust’s bitcoin at a time that is disadvantageous to Shareholders.

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

For example, certain events in 2022, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries such as digital asset exchanges, platforms, and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate digital-asset intermediaries, such as digital asset exchanges and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank, and Signature Bank, which in some cases provided services to the digital assets industry, or similar future events, may amplify and/or accelerate these trends. On January 3, 2023, the federal banking agencies issued a joint statement on digital-asset risks to banking organizations following events which exposed vulnerabilities in the digital-asset sector, including the risk of fraud and scams, legal uncertainties, significant volatility, and contagion risk. Although banking organizations are not prohibited from crypto-asset related activities, the agencies have expressed significant safety and soundness concerns with business models that are concentrated in digital-asset related activities or have concentrated exposures to the digital-asset sector.

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

OFAC has added digital asset addresses to the list of Specially Designated Nationals whose assets are blocked, and with whom U.S. persons are generally prohibited from dealing. Such actions by OFAC, or by similar organizations in other jurisdictions, may introduce uncertainty in the market as to whether bitcoin that has been associated with such addresses in the past can be easily sold. This “tainted” bitcoin may trade at a substantial discount to untainted bitcoin. Reduced fungibility in the bitcoin markets may reduce the liquidity of bitcoin and therefore adversely affect their price.

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

In February 2022, Representative Warren Davidson introduced the “Keep Your Coins Act,” which is intended “[t]o prohibit Federal agencies from restricting the use of convertible virtual currency by a person to purchase goods or services for the person’s own use, and for other purposes.”

In March 2022, Senators Elizabeth Warren, Jack Reed, Mark Warner, and Jon Tester introduced the Digital Asset Sanctions Compliance Enhancement Act in an attempt to ensure blacklisted Russian individuals and businesses do not use digital assets to evade economic sanctions.

In January 2025, President Trump issued an executive order titled “Executive Order on Strengthening American Leadership in Digital Financial Technology” that outlined the administration’s commitment to strengthening U.S. leadership in the digital asset space and established an inter-agency working group for artificial intelligence and digital assets that is tasked with proposing a regulatory framework governing the issuance and operation of digital assets, including stablecoins, in the United States.

In March 2022, Representative Stephen Lynch, along with co-sponsors Jesús G. García, Rashida Tlaib, Ayanna Pressley, and Alma Adams, introduced H.R. 7231, the Electronic Currency and Secure Hardware Act, which would direct the Secretary of the U.S. Treasury Department (not the Federal Reserve) to develop and issue a digital analogue to the U.S. dollar, or “e-cash,” which is intended to “replicate and preserve the privacy, anonymity-respecting, and minimal transactional data-generating properties of physical currency instruments such as coins and notes to the greatest extent technically and practically possible,” all without requiring a bank account. E-cash would be legal tender, payable to the bearer and functionally identical to physical U.S. coins and notes, “capable of instantaneous, final, direct, peer-to-peer, offline transactions using secured hardware devices that do not involve or require subsequent or final settlement on or via a common or distributed ledger, or any other additional approval or validation by the United States Government or any other third party payments processing intermediary,” including fully anonymous transactions, and “interoperable with all existing financial institutions and payment systems and generally accepted payments standards and network protocols, as well as other public payments programs.”

In April 2022, Senator Pat Toomey released a draft of his Stablecoin Transparency of Reserves and Uniform Safe Transactions Act, or Stablecoin TRUST Act. The draft bill contemplates a “payment stablecoin,” which is convertible directly to fiat currency by the issuer. Only an insured depository institution, a money transmitting business (authorized by its respective state authority) or a new “national limited payment stablecoin issuer” would be eligible to issue payment stablecoins. Additionally, payment stablecoins would be exempt from the federal securities requirements, including the Securities Act, the Exchange Act and the 1940 Act.

In June 2022, Senators Kirsten Gillibrand and Cynthia Lummis introduced the “Responsible Financial Innovation Act,” which was drafted to “create a complete regulatory framework for digital assets that encourages responsible financial innovation, flexibility, transparency and robust consumer protections while integrating digital assets into existing law.” Importantly, the legislation would assign regulatory authority over digital asset spot markets to the CFTC and codify that digital assets that meet the definition of a commodity, such as bitcoin and ether, would be regulated by the CFTC.

In 2023, Congress continued to consider several stand-alone digital asset bills, including a formal process to determine when digital assets will be treated as either securities to be regulated by the SEC or commodities under the purview of the CFTC, what type of federal/state regulatory regime will exist for payment stablecoins and how the BSA will apply to digital asset providers. The Financial Innovation and Technology for the 21st Century Act (“FIT21”) advanced through the United States House of Representatives in a vote along bipartisan lines.

FIT21would require the SEC and the CFTC to jointly issue rules or guidance that would outline their process in delisting a digital asset that they deem inconsistent with the CEA, federal securities laws and FIT21. The bill, in part, would also provide a certification process for blockchains to be recognized as decentralized, which would allow the SEC to challenge claims made by token issuers about meeting the outlined standards.

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

In February 2025, Sen. Bill Hagerty introduced the Guiding and Establishing National Innovation for U.S. Stablecoins of 2025 Act – the GENIUS Act – cosponsored by Senate Banking Chair Tim Scott and Sens. Kirsten Gillibrand and Cynthia Lummis, which would establish a U.S. regulatory framework for payment stablecoins. The GENIUS Act was passed by the U.S. Senate in June 2025 and by the U.S. House of Representatives in July 2025. It was signed into law by President Trump in July 2025. Like the McHenry Bill, the GENIUS Act provides for a regulatory framework where payment stablecoin issuers may be either a subsidiary of an insured bank, an uninsured depository institution or trust bank, or a nonbank, and primarily regulated at either the federal or state level. It also provides for stablecoin reserve requirements and require bank-like regulation for both bank and nonbank stablecoin issuers.

Several other bills have advanced through Congress to curb digital assets as a payment gateway for illicit activity and money laundering. The “Blockchain Regulatory Clarity Act” would provide clarity to the regulatory classification of digital assets, providing market certainty for innovators and clear jurisdictional boundaries for regulators by affirming that blockchain developers and other related service providers that do not custody customer funds are not money transmitters. The “Financial Technology Protection Act,” another bipartisan measure, would set up an independent Financial Technology Working Group to combat terrorism and illicit financing in digital assets. The “Blockchain Regulatory Certainty Act” aims to protect certain blockchain platforms from being designated as money-services businesses. Both acts advanced through the House with bipartisan support.

In a similar effort to prevent money laundering and stop digital asset-facilitated crime and sanctions violations, bipartisan legislation was introduced to require DeFi services to meet the same anti-money laundering and economic sanctions compliance obligations as other financial companies. DeFi generally refers to applications that facilitate peer-to-peer financial transactions that are recorded on blockchains. By design, DeFi provides anonymity, which can allow malicious and criminal actors to evade traditional financial regulatory tools. Noting that transparency and sensible rules are vital for protecting the financial system from crime, the “Crypto-Asset National Security Enhancement and Enforcement (‘CANSEE’) Act” was introduced. The CANSEE Act would end special treatment for DeFi by applying the same national security laws that apply to banks and securities brokers, casinos and pawn shops, and other digital asset companies like centralized trading platforms. DeFi services would be forced to meet basic obligations, most notably to maintain anti-money laundering programs, conduct due diligence on their customers, and report suspicious transactions to FinCEN.

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

In addition, a determination that bitcoin is offered or sold as a security under U.S. or foreign law could adversely affect an investment in the Trust.

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

The regulation of bitcoin and related products and services continues to evolve, may take many different forms and will, therefore, impact bitcoin and its usage in a variety of manners. The inconsistent, unpredictable, and sometimes conflicting regulatory landscape may make it more difficult for bitcoin businesses to provide services, which may impede the growth of the bitcoin economy and have an adverse effect on consumer adoption of bitcoin. There is a possibility of future regulatory change altering, perhaps to a material extent, the nature of an investment in the Trust or the ability of the Trust to continue to operate. Additionally, changes to current regulatory determinations that bitcoin is not offered or sold as a security, changes to regulations surrounding digital asset futures or derivatives or other related products, or actions by a United States or foreign government or quasi-governmental agencies exerting regulatory authority over bitcoin, the Bitcoin network, bitcoin trading, or related activities impacting other parts of the digital asset market, may adversely impact bitcoin and therefore may have an adverse effect on the value of your investment in the Trust.

A number of jurisdictions worldwide have adopted prohibitions or restrictions on bitcoin trading and other activity relating to virtual currencies and digital assets, which could negatively affect bitcoin prices or demand. For instance, some observers believe that Chinese governmental regulatory actions regarding digital asset mining and trading activity were one factor that contributed to the drawdowns in global bitcoin prices in May 2021. During that time, the price of bitcoin dropped approximately 48% from $58,607 to $30,682.

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

If the CFTC determines that bitcoin is a “commodity” under the CEA and the rules thereunder, it may have jurisdiction to prosecute fraud and market manipulation in the cash, or spot, market for bitcoin. The CFTC may pursue enforcement actions relating to fraud and market manipulation involving bitcoin and bitcoin markets. Beyond instances of fraud or manipulation, the CFTC generally would not oversee cash or spot market exchanges or transactions involving bitcoin that do not use collateral, leverage, or financing.

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

Current and future legislation, SEC and CFTC rulemaking, and other regulatory developments may impact the manner in which bitcoin are treated for classification and clearing purposes. In particular, although bitcoin is currently understood to be a commodity when transacted on a spot basis, bitcoin itself in the future might be classified by the CFTC as a “commodity interest” under the CEA, subjecting all transactions in bitcoin to full CFTC regulatory jurisdiction. Alternatively, in the future bitcoin might be classified by the SEC or one or more federal courts as being offered or sold as a “security” under U.S. federal securities laws. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. In particular, the Trust may be required to rapidly unwind its entire position in bitcoin at potentially unfavorable prices and potentially terminate, in the event that transactions of bitcoin were determined to fall under the definition of being offered or sold as securities under U.S. securities laws. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Shareholders. As of the date of this report, the Sponsor is not aware of any rules that have been proposed to regulate bitcoin as a commodity interest or as being offered or sold as a security.

To the extent that bitcoin is determined to be offered or sold as a security, the Trust and the Sponsor may also be subject to additional regulatory requirements, including under the 1940 Act, and the Sponsor may be required to register as an investment adviser under the Advisers Act. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s bitcoin at a time that is disadvantageous to Shareholders. Alternatively, compliance with these requirements could result in additional expenses to the Trust or significantly limit the ability of the Trust to pursue its investment objective.

To the extent that bitcoin is deemed to fall within the definition of a “commodity interest” under the CEA, the Trust and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. The Sponsor may be required to register as a commodity pool operator or commodity trading advisor with the CFTC and become a member of the National Futures Association and may be subject to additional regulatory requirements with respect to the Trust, including disclosure and reporting requirements. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor and/or the Trust determines not to comply with such additional regulatory and registration requirements, the Sponsor may terminate the Trust. Any such termination could result in the liquidation of the Trust’s bitcoin at a time that is disadvantageous to Shareholders.

The SEC has recently proposed rule changes amending and redesignating rule 206(4)-2 under the Advisers Act (the “Custody Rule”). The proposed “Safeguarding Rule” would amend the definition of a “qualified custodian” under the Custody Rule and expand the scope of the Custody Rule to cover all digital assets, including bitcoin, and related advisory activities. If enacted as proposed, these rule changes would likely impose additional regulatory requirements with respect to the custody and storage of digital assets, including bitcoin. The Sponsor is studying the impact that such amendments may have on the Trust and its arrangements with the Bitcoin Custodians. It is possible that such amendments, if adopted, could prevent the Bitcoin Custodian from serving as service providers to the Trust, or require potentially significant modifications to existing arrangements, which could cause the Trust to bear potentially significant increased costs. If the Sponsor is unable to make such modifications or appoint successor service providers to fill the roles that the Bitcoin Custodians currently play, the Trust’s operations (including in relation to creations and redemptions of Baskets and the holding of bitcoin) could be negatively affected, the Trust could dissolve (including at a time that is potentially disadvantageous to Shareholders), and the value of the Shares or an investment in the Trust could be affected. Further, the proposed amendments could have a severe negative impact on the price of bitcoin and therefore the value of the Shares if enacted, by, among other things, making it more difficult for investors to gain access to bitcoin, or causing certain holders of bitcoin to sell their holdings.

If regulatory changes or interpretations of an Authorized Participant’s, the Trust’s or the Sponsor’s activities require the regulation of an Authorized Participant, the Trust or the Sponsor as a money service business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act or as a money transmitter or digital asset business under state regimes for the licensing of such businesses, an Authorized Participant, the Trust or the Sponsor may be required to register and comply with such regulations, which could result in extraordinary, recurring and/or nonrecurring expenses to the Authorized Participant, Trust or Sponsor or increased commissions for an Authorized Participant’s clients, thereby reducing the liquidity of the Shares.

To the extent that the activities of any Authorized Participant, the Trust or the Sponsor cause it to be deemed a “money services business” under the regulations promulgated by FinCEN under the authority of the BSA, such Authorized Participant, the Trust or the Sponsor may be required to comply with FinCEN regulations, including those that would mandate such Authorized Participant to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. Similarly, the activities of an Authorized Participant, the Trust or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under NYDFS’ BitLicense regulation.

Such additional regulatory obligations may cause an Authorized Participant, the Trust or the Sponsor to incur extraordinary expenses. If an Authorized Participant, the Trust or the Sponsor decide to seek the required licenses, there is no guarantee that they will receive them in a timely manner. In addition, to the extent an Authorized Participant, the Trust, or the Sponsor is found to have operated without appropriate state or federal licenses, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm the reputation of an Authorized Participant, the Trust or the Sponsor and affect the value of the Shares. Furthermore, an Authorized Participant, the Trust, or the Sponsor may not be able to acquire necessary state licenses or be capable of complying with certain federal or state regulatory obligations applicable to money services businesses, money transmitters, and businesses engaged in digital asset activity in a timely manner. An Authorized Participant may also instead decide to terminate its role as an Authorized Participant of the Trust, or the Sponsor may decide to terminate the Trust. Termination by an Authorized Participant may decrease the liquidity of the Shares, which may adversely affect the value of the Shares, and any termination of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Shareholders.

Tax Risk

The ongoing activities of the Trust may generate tax liabilities for Shareholders.

It is expected that each Shareholder will include in the computation of their taxable income their proportionate share of the taxable income and expenses of the Trust, including gains and losses realized in connection with the use or sale of bitcoin to pay Trust expenses or facilitate redemption transactions, as applicable. The Trust does not anticipate making distributions to Shareholders, so any tax liability that a Shareholder incurs as a result of holding Shares will need to be satisfied from some other source of funds. If a Shareholder sells Shares in order to raise funds to satisfy such a tax liability, the sale itself may generate additional taxable gain or loss.

The tax treatment of bitcoin and transactions involving bitcoin for United States federal income tax purposes may change.

Under current Internal Revenue Service (the “IRS”) guidance, bitcoin is treated as property, not as currency, for U.S. federal income tax purposes and transactions involving payment in bitcoin in return for goods and services are treated as barter exchanges. Such exchanges result in capital gain or loss measured by the difference between the price at which bitcoin is exchanged and the taxpayer’s basis in the bitcoin. However, because bitcoin is a new technological innovation, because IRS guidance has taken the form of administrative pronouncements that may be modified without prior notice and comment, and because there is as yet little case law on the subject, the U.S. federal income tax treatment of an investment in bitcoin or in transactions relating to investments in bitcoin may change from that described in this report, possibly with retroactive effect. Any such change in the U.S. federal income tax treatment of bitcoin may have a negative effect on prices of bitcoin and may adversely affect the value of the Shares. In this regard, the IRS has indicated that it has made it a priority to issue additional guidance related to the taxation of digital asset transactions, such as transactions involving bitcoin. In addition, the IRS and U.S. Treasury Department have promulgated final Treasury regulations regarding the tax information reporting rules for digital asset transactions. While the U.S. Treasury Department and the IRS have started to issue such additional guidance, whether any future guidance will adversely affect the U.S. federal income tax treatment of an investment in bitcoin or in transactions relating to investments in bitcoin is unknown. Moreover, future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes.

Investors should consult their personal tax advisors before making any decision to purchase the Shares of the Trust. Additionally, the tax considerations contained herein are in summary form and may not be used as the sole basis for the decision to invest in the Shares from a tax perspective, since the individual situation of each investor must also be taken into account. Accordingly, the considerations regarding taxation contained herein do not constitute any sort of material information or tax advice nor are they in any way to be construed as a representation or warranty with respect to specific tax consequences.

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

If a hard fork occurs in the Bitcoin blockchain and the Trust claims the new forked asset, the Trust could hold both the original bitcoin and the new “forked” asset. Under current IRS guidance, a hard fork resulting in the receipt of new units of digital assets is a taxable event giving rise to ordinary income equal to the value of the new digital asset. The Trust Agreement will require that, if such a transaction occurs, the Trust will as soon as possible direct the Bitcoin Custodians to distribute the new forked asset in-kind to the Sponsor, as agent for the Shareholders, and the Sponsor will arrange to sell the new forked asset and for the proceeds to be distributed to the Shareholders. Such a sale will give rise to gain or loss, for U.S. federal income tax purposes, if the amount realized on the sale differs from the value of the new forked asset at the time it was received by the Trust. A hard fork may therefore give rise to additional tax liabilities for Shareholders.

The intended tax treatment of the Trust will limit the flexibility of the Trust’s investment decisions.

The Trust is intended to be a grantor trust for U.S. federal income tax purposes. A grantor trust is not permitted to vary the investment portfolio of the Shareholders to take advantage of market fluctuations. Thus, the Sponsor may allow the Trust to hold when an actively managed fund would sell. The Sponsor may distribute proceeds when an actively managed fund would reinvest the proceeds. In addition, a fund treated as a grantor trust may not participate in trading or lending activity without raising a risk of change in status. This means that the returns of the Trust may be less than a successfully actively managed fund.

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

The Trust Agreement provides that the courts of the state of Delaware and any federal courts located in Wilmington, Delaware will be the exclusive jurisdiction for any claims, suits, actions or proceedings. However, pursuant to the Trust Agreement, this shall not apply to causes of actions for violations of U.S. federal or state securities laws. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations promulgated thereunder. Investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

By purchasing Shares in the Trust, Shareholders waive certain claims that the courts of the state of Delaware and any federal courts located in Wilmington, Delaware is an inconvenient venue or is otherwise inappropriate. As such, Shareholders could be required to litigate a matter relating to the Trust in a Delaware court, even if that court may otherwise be inconvenient for such Shareholders.

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

The Trust may, in its discretion, suspend the right of creation or redemption or may postpone the redemption or purchase settlement date, for (1) any period during which an emergency exists as a result of which the fulfillment of a purchase order or the redemption distribution is not reasonably practicable (for example, as a result of a significant technical failure, power outage, or network error) or (2) such other period as the Sponsor determines to be necessary for the protection of the Shareholders of the Trust (for example, where acceptance of the total deposit required to create each Basket would have certain adverse tax consequences to the Trust or its Shareholders). In addition, the Trust may reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. Suspension of creation privileges may adversely impact how the Shares are traded and arbitraged on the secondary market, which could cause them to trade at levels materially different (premiums and discounts) from the fair value of their underlying holdings.

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

Shareholders may be adversely affected by the amendment of the Trust Agreement without shareholder consent.

Subject to certain exceptions set forth in the Trust Agreement, the Trust Agreement can be amended by the Sponsor in its sole discretion and without the shareholders’ consent by making an amendment, an agreement supplemental to the Trust Agreement, or an amended and restated trust agreement, which amendments may materially adversely affect the interests of the Shareholders.

Item 1B. Unresolved Staff Comments

None.

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

Item 2. Properties

None.

Item 3. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of December 31, 2025, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Shares are listed on the Exchange under the symbol “ARKB” and have been listed since January 11, 2024.

Holders

As of December 31, 2025, there was approximately 1 DTC participating shareholder of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

The Trust does not purchase Shares directly from its Shareholders. In connection with the Trust’s redemption of Creation Baskets held by Authorized Participants, the Trust redeemed 9,664 Creation Baskets (comprising 48,320,000 Shares) during the quarter ended December 31, 2025. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share	Maximum number of shares that may yet be purchased
October 1, 2025 - October 31, 2025	17,795,000	$36.28	N/A
November 1, 2025 - November 30, 2025	18,325,000	$31.91	N/A
December 1, 2025 - December 31, 2025	12,200,000	$29.46	N/A

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

Organization and Trust Overview

The Trust is a Delaware statutory trust, formed on June 22, 2021, pursuant to the DSTA. The Trust operates pursuant to the Trust Agreement. The Trust is not registered as an investment company under the 1940 Act and is not a commodity pool for purposes of the CEA. The Trust is managed and controlled by the Sponsor. The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of 21co Holdings Limited (formerly known as Amun Holdings Limited). The ultimate parent company of 21co Holdings Limited is FalconX, a leading institutional digital asset prime brokerage. The Sponsor is not subject to regulation by the CFTC as a commodity pool operator with respect to the Trust, or a commodity trading advisor with respect to the Trust. The Trust is an exchange-traded fund that issues common shares of beneficial interest representing fractional undivided beneficial interests in its net assets that trade on the Exchange. The Shares are listed for trading on the Exchange under the ticker symbol “ARKB”.

On December 12, 2023, the Sponsor, in its capacity as Seed Capital Investor, subject to conditions, purchased six at a per-Share price of $16.67 (the “Initial Seed Shares”). Total proceeds to the Trust from the sale of the Initial Seed Shares were $100. Delivery of the Initial Seed Shares was made on December 12, 2023. The Initial Seed Shares were redeemed for cash on or about January 5, 2024.

On January 9, 2024 (the “Seed Capital Purchase Date”), the Seed Capital Investor purchased Baskets comprising 30,000 Shares (the “Initial Seed Creation Baskets”) at a per-share price of $15.63. Total proceeds to the Trust from the sale of the Initial Seed Creation Baskets were $468,806.44. On January 9, 2024, the Trust purchased 10 bitcoins with the proceeds of the Initial Seed Creation Baskets by transacting with a Bitcoin Counterparty to acquire bitcoin on behalf of the Trust in exchange for cash provided by the Sponsor in its capacity as Seed Capital Investor. These Initial Seed Creation Baskets were redeemed for cash on or about January 19, 2024.

On June 2, 2025, the Trust announced that the Sponsor had approved a three (3)-for-one (1) share split (the “Share Split) of all of the Trust’s outstanding Shares. In connection with the Share Split, every one Share that was held by the Trust’s Record Holders at the close of business on June 12, 2025, automatically split into three Shares after market close on June 13, 2025. The Share Split became effective at market open on June 16, 2025. Following the Share Split, the Shares continued to trade under the ticker symbol “ARKB” under the same CUSIP, and the total NAV of the Trust did not change as a result of the Share Split. In addition, each Record Holder continued to hold the same percentage of the Trust’s outstanding Shares as held immediately prior to the Share Split, and the Share Split did not modify the rights or preferences of the Shares. The investment objective, strategy, and underlying holdings of the Trust remained unchanged.

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

The Trust issues Shares only in Creation Baskets of 5,000 or multiples thereof. Creation Baskets are issued and redeemed in exchange for cash or bitcoin. Individual Shares will not be redeemed by the Trust but are listed and traded on the Exchange under the ticker symbol “ARKB.” The Trust issues Shares in Creation Baskets on a continuous basis at the applicable NAV per Share on the creation order date.

The Trust pays the unitary Sponsor Fee of 0.21% of the Trust’s bitcoin holdings. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor agreed to waive the entire Sponsor Fee for (i) a nine-month period which commenced on January 11, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $1 billion of Trust assets, whichever came first. The Trust assets exceeded $1 billion in February 2024, at which time the waiver period ended. The Trust incurred Sponsor Fees for the fiscal years ended December 31, 2025 and 2024 of $9,767,516 and $5,832,114 (net of sponsor fee waived), respectively.

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

Results of Operations (Amounts in thousands, except Price of bitcoin and Shares outstanding)

For the Year Ended December 31, 2025

The Trust’s net asset value decreased from $4,352,288 on December 31, 2024 to $3,305,323 on December 31, 2025, primarily from a decrease in price of bitcoin and a net decrease of 26,315,000 in the number of shares outstanding from January 1, 2025 to December 31, 2025.

Net realized gain and change in unrealized loss on investment in bitcoin for the year ended December 31, 2025 was $(212,537), which includes a net change in unrealized depreciation on investment in bitcoin of $(1,449,030) and a realized gain of $1,236,493. Net unrealized loss on investment in bitcoin for the year was driven by bitcoin price depreciation from $93,390.22 per bitcoin on December 31, 2024 to $87,515.28 per bitcoin on December 31, 2025. Net decrease in net assets resulting from operations was $(222,304) for the year ended December 31, 2025, mainly attributed to a net decrease in the number of shares outstanding accompanied by the aforementioned net realized gain and change in unrealized depreciation on investment in bitcoin.

For the Year Ended December 31, 2024

The Trust’s net asset value increased to $4,352,288 on December 31, 2024, primarily from an increase in price of bitcoin and a net increase in the number of shares outstanding of 140,070,000 from January 1, 2024 to December 31, 2024. On June 13, 2025, the Share Split occurred. Historical shares outstanding and NAV per share have been adjusted to reflect the Share Split on a retroactive basis.

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

For the Year Ended December 31, 2023

For a comparison of the Trust’s results of operations for the fiscal years ended December 31, 2024 and December 31, 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 26, 2025.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Trust’s only ordinary recurring expense is the fee paid to the Sponsor at an annual rate of 0.21% of the daily NAV of the Trust. The Sponsor agreed to waive the entire Sponsor Fee for (i) a nine-month period which commenced on January 11, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $1 billion of Trust assets, whichever came first. The Trust assets exceeded $1 billion in February 2024, at which time the waiver period ended. The aggregate Sponsor Fee paid to the Sponsor for the year ended December 31, 2025 was $9,696,152. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Trust, including but not limited to the following: fees charged by the Sub-Adviser, Administrator, the Custodians, Transfer Agent and the Trustee, the Marketing Fee, the Exchange’s listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, website fees, tax reporting fees, audit fees, license fees and expenses, up to $100,000 per annum in ordinary legal fees and expenses. The Sponsor bears expenses in connection with the Trust’s organization and initial offering costs.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

The Trust Agreement does not authorize the Trust to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust does not invest in derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the period from December 31, 2024 through December 31, 2025.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

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

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2025.

Item 9B. Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) during the quarter ended December 31, 2025.

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

Mr. Russell Barlow, 52, has been the Chief Executive Officer of the Sponsor since March 2025, contributing more than 25 years of expertise in regulated asset management. Previously, Russell was the Global Head of Multi Asset and Alternative Investment Solutions and Global Head of Alternative Investment Solutions at abrdn plc, a global investment company (“abrdn”). Over the course of his career, he has designed, launched and managed a wide range of investment products. Additionally, Russell has held a position as a Non-Executive Director at Archax, the UK’s first FCA-regulated digital asset exchange.

Mr. Duncan Moir, 40, has been the President of the Sponsor since March 2025, with deep expertise in crypto and blockchain strategy. Previously, Duncan was a Senior Investment Manager at abrdn. He is an independent board member of Hedera Hashgraph LLC and an advisor to Web3 companies. A University of Strathclyde graduate with a BA (Hons) in Economics, he is also a CFA and CAIA charterholder.

Ms. Edel Bashir, 46, has been the Chief Operating Officer of the Sponsor since March 2025, with over 20 years of experience in asset management. Previously, Edel was the COO of Multi Asset and Alternative Investment Solutions, COO of Alternatives and a Senior Investment Manager at abrdn. Her expertise includes operation strategy, portfolio management, and hedge fund research. A graduate of University College Cork, Ireland with a BSc in Finance, she has held senior roles across Bermuda, Dublin and Boston.

Mr. Andres Valencia, 38, is the Executive Vice President of Investment Management at the Sponsor and a member of the Executive Committee. Before Andres joined the Sponsor in June 2021, he was a VP of Operations at JPMorgan as part of the Beta Strategies Group and helped launch and build the company’s ETF business. Andres has over ten years of experience managing ETFs. Andres started his career in Asset Servicing at Bank of New York Mellon covering commodity and currency ETFs.

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

The Sponsor has adopted an insider trading policy applicable to the Sponsor’s directors, officers and employees, which is included as an exhibit to the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 26, 2025, and incorporated herein by reference.

Item 11. Executive Compensation

The Trust does not have directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

There are no persons known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust as of February 26, 2026.

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

Item 13. Certain Relationships and Related Transactions

See Item 11.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Cohen & Company, Ltd., as paid by the Sponsor from the Sponsor Fee, for the periods ended December 31, 2025 and 2024, were:

	2025		2024
Audit fees		$116,650		$91,000
Audit-related fees	$		$
Tax fees		$-		$-
All other fees		$-		$-
Total		$116,650		$91,000

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

(a)(3) Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Annual Report:

No.	Exhibit Description
3.1	Trust Agreement of ARK 21Shares Bitcoin ETF(1)
3.2	Form of Amended and Restated Trust Agreement(2)
3.3	Certificate of Trust(1)
4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934(5)
10.1	Form of Sponsor Agreement(4)
10.2	Form of Authorized Participant Agreement(2)
10.3	Form of Support Services Agreement(1)
10.4	Form of Prime Broker Agreement(2)
10.5	Form of Custodial Services Agreement (included as Exhibit A to Form of Prime Broker Agreement)(1)
10.6	Form of Fund Administration and Accounting Agreement(1)
10.7	Form of Transfer Agency and Services Agreement(1)
10.8	Form of Index Licensing Agreement(1)
10.9	Form of Marketing Agent Agreement(1)
10.10	Form of Cash Custody Agreement(1)
10.11	Subscription Agreement(1)
10.12	Initial Seed Capital Subscription Agreement(4)
10.13	BitGo New York Custody Agreement(6)
10.14	Anchorage Custodial Services Agreement(6)
10.15	Omnibus Amendment to the Coinbase Prime Broker Agreement, dated September 7, 2025(7)
10.16	BitGo Custody Agreement(8)
10.17	Form of Master Authorized Participant Agreement(8)
19.1	Insider Trading Policies and Procedures(5)
23.1	Consent of Independent Registered Public Accounting Firm(9)
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(9)
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(9)
32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)
32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)
97.1	Executive Officer Incentive-Based Compensation Clawback Policy(5)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

(1)	Incorporated by reference to Pre-Effective Amendment No. 3 filed by the Registrant on December 18, 2023.
(2)	Incorporated by reference to Pre-Effective Amendment No. 5 filed by the Registrant on December 28, 2023.
(3)	Incorporated by reference to Pre-Effective Amendment No. 6 filed by the Registrant on January 8, 2024.
(4)	Incorporated by reference to Pre-Effective Amendment No. 7 filed by the Registrant on January 9, 2024.
(5)	Incorporated by reference to the Annual Report on Form 10-K filed by the Registrant on March 26, 2025.
(6)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on September 12, 2024.
(7)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by the Registrant on November 14, 2025.
(8)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on December 18, 2025.
(9)	Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARK 21Shares Bitcoin ETF (Registrant)

By: 21Shares US LLC, its Sponsor

Signature	Title (Capacity)	Date

/s/ Russell Barlow	Chief Executive Officer	February 27, 2026
Russell Barlow	(Principal Executive Officer)

/s/ Duncan Moir	President	February 27, 2026
Duncan Moir	(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Russell Barlow	Chief Executive Officer	February 27, 2026
Russell Barlow	(Principal Executive Officer)

/s/ Duncan Moir	President	February 27, 2026
Duncan Moir	(Principal Financial Officer and Principal Accounting Officer)

Ark 21shares Bitcoin ETF

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

ARK 21Shares Bitcoin ETF

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and liabilities, including the schedules of investment, of ARK 21Shares Bitcoin ETF (the “Trust”) as of December 31, 2025 and 2024, the related statements of operations for the years ended December 31, 2025 and 2024, and the statements of changes in net assets for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). We have also audited the Trust’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2025 and 2024, the results of its operations for the years ended December 31, 2025 and 2024, and the statements of changes in its net assets for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control–Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s financial statements and an opinion on the Trust’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Existence of and Rights to the Investment in Bitcoin

As described in Note 2 to the financial statements, as of December 31, 2025, the fair value of the Trust’s investment in bitcoin was $3.3 billion, with a respective cost basis of $3.5 billion.

We identified the evaluation of the existence of and the Trust’s rights to bitcoin, including the risk that the Trust’s investment in bitcoin may not be owned by the Trust, as a critical audit matter. A high degree of auditor judgment was involved in determining the nature and extent of the procedures performed and audit evidence obtained to assess the existence of and the Trust’s rights to its investment in bitcoin, as control and access over bitcoin was provided through the custodian. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the existence of the Trust’s investment in bitcoin and the Trust’s rights over its investment in bitcoin, including controls over the comparison of the Trust’s records of bitcoin held to the third-party custodial records. We performed the reconciliation of digital assets per the Trust's records to the custodial service ledgers and the public blockchain. We obtained confirmation of the Trust’s investment in bitcoin held with the third-party custodian as of December 31, 2025, and compared the results of the confirmation to the Trust’s record of its investment in bitcoin. We compared the Trust’s record for a selection of bitcoin purchase and sale transactions to the records on the public blockchain using a software audit tool. We also obtained and assessed evidence that such transactions were appropriately authorized and that the Trust controlled the bitcoin through the third-party custodian. We evaluated the reliability of audit evidence obtained from the public blockchain. We also assessed the sufficiency of audit evidence obtained by evaluating the cumulative results of the audit procedures.

We have served as the Trust’s auditor since 2023.

/s/ Cohen & Company, Ltd.

Towson, Maryland

February 27, 2026

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements

ARK 21SHARES BITCOIN ETF

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per Share amounts)

	December 31, 2025	December 31, 2024
Assets
Investment in bitcoin, at fair value (cost $3,479,646, and $3,077,870, respectively)	$3,305,394	$4,352,648

Bitcoin sold receivable	76,534	11,227
Total assets	$3,381,928	$4,363,875

Liabilities
Capital shares payable	$76,534	$11,229
Sponsor fee payable	71	358
Total liabilities	$76,605	$11,587
Commitments and contingent liabilities (Note 9)
Net assets	$3,305,323	$4,352,288

Net assets consists of
Paid-in-capital	$1,635,978	$2,460,639
Accumulated earnings	1,669,345	1,891,649
	$3,305,323	$4,352,288

Shares issued and outstanding, no par value, unlimited amount authorized	113,755,000	140,070,000	#
Net asset value per share	$29.06	$31.07	#

#	On June 13, 2025, the Share Split occurred. Historical shares outstanding and NAV per share have been adjusted to reflect the Share Split on a retroactive basis.

The accompanying notes are an integral part of the financial statements.

ARK 21SHARES BITCOIN ETF

SCHEDULE OF INVESTMENT

(Amounts in thousands, except quantity of bitcoin and percentages)

December 31, 2025

	Quantity of bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	37,769.3458	$3,479,646	$3,305,394	100 .00%
Total investments	37,769.3458	$3,479,646	$3,305,394	100 .00%
Liabilities in excess of other assets			(71)	–%
Net assets			$3,305,323	100.00%

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

ARK 21SHARES BITCOIN ETF

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024*
Expenses
Sponsor Fee	$9,767	$5,925
Total expenses	9,767	5,925
Less waiver and reimbursement	–	(93)
Net expenses	9,767	5,832
Net investment loss	(9,767)	(5,832)

Realized and change in unrealized gain (loss)
Net realized gain on investment in bitcoin sold to pay Sponsor Fee	1,924	825
Net realized gain on investment in bitcoin sold for redemptions	1,234,569	621,878
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(1,449,030)	1,274,778
Net realized and change in unrealized gain (loss)	(212,537)	1,897,481
Net increase (decrease) in net assets resulting from operations	$(222,304)	$1,891,649

*	No comparative statement for 2023 has been provided as 2024 is the first fiscal year of the Trust’s operations

The accompanying notes are an integral part of the financial statements.

ARK 21SHARES BITCOIN ETF

STATEMENTS OF CHANGES IN NET ASSETS

(Amounts in thousands, except change in Shares issued and redeemed)

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024		For the Period December 12, 2023 (initial Seed Creation Date) through December 31, 2023

Net assets, beginning of period	$4,352,288	$–		–
Contributions for Shares issued	5,811,509	5,904,040		–	^
Distributions for Shares redeemed	(6,636,170)	(3,443,401)		–
Net investment loss	(9,767)	(5,832)		–
Net realized gain on investment in bitcoin sold to pay Sponsor Fee	1,924	825		–
Net realized gain on investment in bitcoin sold for redemptions	1,234,569	621,878		–
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(1,449,030)	1,274,778		–
Net assets, end of period	$3,305,323	$4,352,288		-	^

Shares issued and redeemed
Shares issued	172,675,000	286,680,000	#	6	#
Shares redeemed	(198,990,000)	(146,610,006	)#	–
Net increase (decrease) in Shares issued and outstanding	(26,315,000)	140,069,994	#	6	#

#	On June 13, 2025, the Share Split occurred. Historical shares outstanding and NAV per share have been adjusted to reflect the Share Split on a retroactive basis.

^	Amount rounds to less than $1,000.

The accompanying notes are an integral part of the financial statements.

ARK 21Shares Bitcoin ETF

Notes to Financial Statements

1.	Organization

The ARK 21Shares Bitcoin ETF (the “Trust”) is a Delaware statutory trust, formed on June 22, 2021, pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust operates pursuant to an Amended and Restated Trust Agreement (the “Trust Agreement”). CSC Delaware Trust Company, a Delaware trust company, is the trustee of the Trust (the “Trustee”). The Trust is managed and controlled by 21Shares US LLC (the “Sponsor”). The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021. In November 2025, 21co Holdings Limited, Jura Pentium Inc’s former ultimate parent company, was acquired by FalconX Holdings Limited, which became the ultimate parent company of Jura Pentium Inc, and 21 Shares US LLC. Coinbase Custody Trust Company, LLC (“Coinbase”), BitGo Bank & Trust, N.A. (“BitGo”), Anchorage Digital Bank N.A. (“Anchorage”) and BitGo Trust Company, Inc. (“BitGo New York”, and, together with Coinbase, BitGo and Anchorage, as the context may require, the “Custodian”, “Custodians” and each a “Custodian”) are the custodians for the Trust and hold all of the Trust’s bitcoin on the Trust’s behalf. The transfer agent (the “Transfer Agent”), the administrator for the Trust (the “Administrator”), and the cash custodian (the “Cash Custodian”), is Bank of New York Mellon.

The Trust is an exchange-traded fund that issues common shares of beneficial interest (the “Shares”) representing fractional undivided beneficial interests in its net assets that trade on the Cboe BZX Exchange, Inc. (the “Exchange”). The Shares were listed for trading on the Exchange on January 11, 2024, under the ticker symbol “ARKB”.

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

On December 12, 2023, the Sponsor, in its capacity as Seed Capital Investor, subject to conditions, purchased the initial Seed Shares comprising six at a per-Share price of $16.67. Total proceeds to the Trust from the sale of these Initial Seed Shares were $100. Delivery of the Initial Seed Shares was made on December 12, 2023. These Seed Shares were redeemed for cash on or about January 5, 2024.

On January 9, 2024 (the “Seed Capital Purchase Date”), the Seed Capital Investor purchased Baskets comprising 30,000 Shares (the “Initial Seed Creation Baskets”) at a per-share price of $15.63. Total proceeds to the Trust from the sale of the Initial Seed Creation Baskets were $468,806.44. On January 9, 2024, the Trust purchased 10 bitcoins with the proceeds of the Initial Seed Creation Baskets by transacting with a bitcoin counterparty, which is a designated third party who is not an Authorized Participant (as defined below) but who may be an affiliate of an Authorized Participant and with whom the Sponsor has entered into an agreement on behalf of the Trust (a “Trading Counterparty”), to acquire bitcoin on behalf of the Trust in exchange for cash provided by the Sponsor in its capacity as Seed Capital Investor. These Initial Seed Creation Baskets were redeemed for cash on or about January 19, 2024.

Effective June 12, 2024, the Sponsor, on behalf of the Trust, entered into a Master Purchase and Sale Agreement for Digital Assets (“Agreement for Digital Assets”) with FalconX Bravo, Inc. (“FalconX Bravo”), a registered swap dealer and a subsidiary of FalconX. The Agreement governs spot purchase and sale transactions in digital assets conducted on a principal-to-principal basis. Transactions are executed at prevailing market prices and are subject to customary terms and conditions.

On June 2, 2025, the Trust announced that the Sponsor approved a three (3)-for-one (1) share split (the “Share Split”) of all of the Trust’s outstanding Shares. In connection with the Share Split, every one Share that was held by the Trust’s beneficial owners (the “Record Holders”) at the close of business on June 12, 2025, automatically split into three Shares after market close on June 13, 2025. The Share Split became effective at market open on June 16, 2025. Following the Share Split, the Shares continued to trade under the ticker symbol “ARKB” under the same CUSIP, and the total net asset value (“NAV”) of the Trust did not change as a result of the Share Split. In addition, each Record Holder continued to hold the same percentage of the Trust’s outstanding Shares as held immediately prior to the Share Split, and the Share Split did not modify the rights or preferences of the Shares. The investment objective, strategy, and underlying holdings of the Trust remained unchanged.

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

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Assets
Investment in bitcoin	$3,305,394	$3,305,394	$–	$–

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Assets
Investment in bitcoin	$4,352,648	$4,352,648	$–	$–

The cost basis of the investment in bitcoin recorded by the Trust for financial reporting purposes is the fair value of bitcoin at the time of purchase. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Investment Transactions

The Trust considers investment transactions to be the receipt of bitcoin for Share creations and the delivery of bitcoin for Share redemptions or for payment of expenses in bitcoin. The Trust records its investments transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor Fee in bitcoin.

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

Federal Income Taxes

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. Although not free from doubt due to the lack of directly governing authority, if the Trust operates as expected, the Trust should be classified as a “grantor trust” for U.S. federal income tax purposes, and the Trust itself should not be subject to U.S. federal income tax. Each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “pass through” to each beneficial owner of Shares. If the Trust sells bitcoin (for example, to pay fees or expenses), such a sale is a taxable event to shareholders of the Trust (“Shareholders”). Upon a Shareholder’s sale of its Shares, the Shareholder will be treated as having sold the pro rata share of the bitcoin held in the Trust at the time of the sale and may recognize gain or loss on such sale. The Sponsor has reviewed the tax positions as of December 31, 2025, and has determined that no provision for income tax is required in the Trust’s financial statements.

Segment Reporting

The Trust operates in one segment. The segment derives its revenues from Trust investments made in accordance with the defined investment strategy of the Trust, as prescribed in the Trust’s prospectus. The Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer of the Sponsor. The CODM monitors the operating results of the Trust. The financial information that the CODM leverages to assess the segment’s performance and to make decisions for the Trust’s single segment is consistent with the financial information that is presented within the Trust’s financial statements. Segment assets are reflected on the accompanying Statements of Assets and Liabilities as Total assets and the only significant segment expense, the Sponsor Fee, is included in the accompanying Statements of Operations.

3.	Fair Value of Bitcoin

The following represents the changes in quantity of bitcoin and the respective fair value on December 31, 2025:

(Amounts in thousands, except quantity of bitcoin)	Quantity of bitcoin	Fair Value
Beginning balance as of January 1, 2025	46,607.1028	$4,352,648
Bitcoin purchased	57,400.5670	5,811,330
Bitcoin sold	(66,238.3240)	(6,646,047)
Net realized gain on investment in bitcoin sold to pay Sponsor Fee	–	1,924
Net realized gain on investment in bitcoin sold for redemptions	–	1,234,569
Change in unrealized appreciation on investment in bitcoin	–	(1,449,030)
Ending balance as of December 31, 2025	37,769.3458	$3,305,394

The following represents the changes in quantity of bitcoin and the respective fair value on December 31, 2024:

(Amounts in thousands, except quantity of bitcoin)	Quantity of bitcoin	Fair Value
Beginning balance as of January 1, 2024	–	$–
Bitcoin purchased	95,498.6291	5,903,861
Bitcoin sold	(48,891.5263)	(3,448,694)
Net realized gain on investment in bitcoin sold to pay Sponsor Fee	–	825
Net realized gain on investment in bitcoin sold for redemptions	–	621,878
Change in unrealized appreciation on investment in bitcoin	–	1,274,778
Ending balance as of December 31, 2024	46,607.1028	$4,352,648

4.	Trust Expenses

The Trust pays the unitary Sponsor fee of 0.21% of the Trust’s bitcoin holdings. The Sponsor fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor agreed to waive the entire Sponsor fee for (i) a nine-month period which commenced on January 11, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $1 billion of Trust assets, whichever came first. The Trust assets exceeded $1 billion in February 2024, at which time the waiver period ended. Except for during periods during which the Sponsor fee has been waived, the Sponsor fee accrues daily and is payable in bitcoin weekly in arrears. The Administrator calculates the Sponsor fee on a daily basis by applying a 0.21% annualized rate to the Trust’s total bitcoin holdings, and the amount of bitcoin payable in respect of each daily accrual is determined by reference to the Index. The Trust incurred Sponsor fees for the years ended December 31, 2025 and 2024 of $9,767,516 and $5,925,225, respectively. The Sponsor fee for the year ended December 31, 2024 included a fee waiver of $93,111. The accrued liability at December 31, 2025 and 2024 was $71,364 and $357,613 respectively.

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

The Trust creates and redeems Shares on a continuous basis but only in one or more Baskets (other than in the case of the Initial Seed Shares) consisting of 5,000 Shares or multiples thereof on the NAV of the date of the creation or redemption. Only “Authorized Participants”, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Administrator, can place orders.

Authorized Participants may purchase Shares in cash by depositing cash in the Trust’s account with the Cash Custodian. This will cause the Sponsor, on behalf of the Trust, to automatically instruct a designated third party, who may be an Authorized Participant or an affiliate of an Authorized Participant, and with whom the Sponsor has entered into an agreement on behalf of the Trust (each such third party, a “Bitcoin Counterparty”), to (i) purchase the amount of bitcoin equivalent in value to the cash deposit amount associated with the order and (ii) deposit the resulting bitcoin amount in the Trust’s accounts with the Bitcoin Custodians, resulting in the Transfer Agent crediting the applicable amount of Shares to the Authorized Participant. Authorized Participants may also purchase Shares in-kind. To purchase Shares in-kind, an Authorized Participant delivers, or arranges for the delivery by the Authorized Participant’s designee of, bitcoin to the Trust’s accounts with a Bitcoin Custodian in exchange for Shares.

When such an Authorized Participant redeems its Shares in cash, the Sponsor, on behalf of the Trust will direct a Bitcoin Custodian to transfer bitcoin to an Bitcoin Counterparty, who will sell the bitcoin to be executed, in the Sponsor’s reasonable efforts, at the Pricing Benchmark price used to calculate the Trust’s NAV, taking into account any spread, commissions, or other trading costs and deposit the cash proceeds of such sale in the Trust’s account with the Cash Custodian for settlement with the Authorized Participant. Any slippage incurred (including, but not limited to, any trading fees, spreads, or commissions), on a cash equivalent basis, will be the responsibility of the Authorized Participant and not of the Trust or Sponsor. Authorized Participants may also redeem Shares in-kind. When such an Authorized Participant redeems Shares in-kind, the Trust, through a Bitcoin Custodian, will deliver bitcoin to the Authorized Participant, or its designee in exchange for Shares.

	Year Ended December 31, 2025	Year Ended December 31, 2024		For the Period December 12, 2023 (initial Seed Creation Date) through December 31, 2023
Activity in Capital Shares:
Shares issued	172,675,000	286,680,000	#	6	#
Shares redeemed	(198,990,000)	(146,610,006)	#	-
Net Change in Capital Shares	(26,315,000)	140,069,994		6	#

#	On June 13, 2025, the Share Split occurred. Historical shares outstanding and NAV per share have been adjusted to reflect the Share Split on a retroactive basis.

(Amounts in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	For the Period December 12, 2023 (initial Seed Creation Date) through December 31, 2023
Activity in Capital Transactions
Contributions for shares issued	$5,811,509	$5,904,040	-	^
Distributions for shares redeemed	(6,636,170)	(3,443,401)	-
Net Change in Capital Transactions	$(824,661)	$2,460,639	-	^

^	Amount rounds to less than $1,000.

Bitcoin purchased payable represents the quantity of bitcoin purchased for the creation of Shares where the bitcoin has not yet settled. Generally, bitcoin is transferred within two Business Days of the trade date.

(Amounts in thousands)	December 31, 2025	December 31, 2024

Bitcoin purchased payable	$-	$-

Bitcoin sold receivable represents the quantity of bitcoin sold for the redemption of Shares where the bitcoin has not yet been settled. Generally, bitcoin is transferred within two Business Days of the trade date.

(Amounts in thousands)	December 31, 2025	December 31, 2024

Bitcoin sold receivable	$76,534	$11,227

6.	Related Parties

The Sponsor is a related party to the Trust. The Trust’s operations are supported by its Sponsor, who is in turn supported by its parent company and affiliated companies and external service providers.

As of December 31, 2024 and December 31, 2025, the Sponsor owned zero Shares of the Trust.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

For the year ended December 31, 2025, the Trust engaged in digital asset trading activity with FalconX Bravo consisting of purchases in the amount of $166,410,058 and sales of $42,561,493. For the period subsequent to FalconX Bravo becoming an affiliated entity, purchases and sales totaled $18,340,510 and $10,395,710, respectively. In connection with transactions executed in 2025, the Trust incurred total commissions of $59,697, of which $1,040 related to transactions occurring after FalconX Bravo became an affiliated entity.

7.	Quarterly Statement of Operations (unaudited)

Fiscal Year Ended December 31, 2025

(Amounts in thousands)

	Three Months Ended (unaudited)				Year Ended
	Mar-31, 2025	Jun-30, 2025	Sept-30, 2025	Dec-31, 2025	December 31, 2025
Expenses
Sponsor fee	$2,367	$2,444	$2,773	$2,183	$9,767
Net expenses	2,367	2,444	2,773	2,183	9,767
Net investment loss	(2,367)	(2,444)	(2,773)	(2,183)	(9,767)
Realized and change in unrealized gain (loss)
Net realized gain on investment in bitcoin sold to pay Sponsor fee	497	593	666	168	1,924
Net realized gain on investment in bitcoin sold for redemptions	321,579	339,579	456,495	116,916	1,234,569
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(907,296)	859,932	(136,721)	(1,264,945)	(1,449,030)
Net realized and change in unrealized gain (loss)	(585,220)	1,200,104	320,440	(1,147,861)	(212,537)
Net increase (decrease) in net assets resulting from operations	$(587,587)	$1,197,660	$317,667	$(1,150,044)	$(222,304)

Fiscal Year Ended December 31, 2024

(Amounts in thousands)

	Three Months Ended (unaudited)				Year Ended
	Mar-31, 2024	Jun-30, 2024	Sept-30, 2024	Dec-31, 2024	December 31, 2024
Expenses
Sponsor fee	$721	$1,555	$1,509	$2,140	$5,925
Waiver and Reimbursement	(93)	-	-	-	(93)
Net expenses	628	1,555	1,509	2,140	5,832
Net investment loss	(628)	(1,555)	(1,509)	(2,140)	(5,832)
Realized and change in unrealized gain (loss)
Net realized gain on investment in bitcoin sold to pay Sponsor fee	(85)	327	83	500	825
Net realized gain on investment in bitcoin sold for redemptions	-	135,325	53,132	433,421	621,878
Net change in unrealized appreciation (depreciation) on investment in bitcoin	845,323	(543,311)	(5,609)	978,375	1,274,778
Net realized and change in unrealized gain (loss)	845,238	(407,659)	47,606	1,412,296	1,897,481
Net increase (decrease) in net assets resulting from operations	$844,610	$(409,214)	$46,097	$1,410,156	$1,891,649

8.	Financial Highlights

Per Share Performance (for a Share outstanding throughout the period presented)

	For the Year ended December 31, 2025	For the Year ended December 31, 2024[5]

Net asset value per Share, beginning of period	$31.07	$ 16.67 #
Net investment income (loss) on investment in bitcoin[1]	(0.07)	(0.05)
Net realized and change in unrealized gain (loss) on investment in bitcoin[2]	(1.94)	14.45
Net change in net assets from operations	(2.01)	14.40
Net asset value per Share, end of period	$29.06	$31.07 #

Total return, at net asset value[3]	(6.47)%	86.44%

Ratio to average net assets(4)
Net investment income (loss)	(0.21)%	(0.21)%
Gross expenses	0.21%	0.21%
Net expenses	0.21%	0.21%

#	On June 13, 2025 the Share Split occurred. Historical shares outstanding and NAV per share have been adjusted to reflect the Share Split on a retroactive basis.
1	Calculated using average Shares outstanding.
2	The amount shown for a share outstanding throughout the year may not agree with the change in the aggregate gains and losses for the year because of the timing of sales and repurchases of the Trust’s shares in relation to fluctuating market values for the Trust.
3	Total return is calculated based on the change in value during the period and is not annualized. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Trust.
4	Annualized.
5	No per share performance information for 2023 has been provided as 2024 is the first fiscal year of the Trust’s operations.

9.	Commitments and Contingent Liabilities

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