Form 10-Q
period 2026-03-31
Ark 21Shares Bitcoin ETF
filed 2026-05-08
CIK 1869699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to____________

Commission File Number 001-41910

ARK 21Shares Bitcoin ETF

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-6497023
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

158 W. 27th Street

New York, New York 10001

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

The registrant had 114,980,000 outstanding shares as of May 4, 2026.

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

Whether or not actual results and developments will conform to the Sponsor and the Sub-Adviser’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor and the Sub-Adviser anticipate to occur will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its common shares of beneficial interest (the “Shares”).

Should one or more of these risks discussed in “Risk Factors” herein or in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed on March 2, 2026, for the period ended December 31, 2025 (the “Annual Report”), or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s and the Sub-Adviser’s beliefs, estimates and opinions on the date the statements are made, and neither the Trust, the Sponsor nor the Sub-Adviser is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Moreover, neither the Trust, the Sponsor, the Sub-Adviser, nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Investors are therefore cautioned against placing undue reliance on forward-looking statements.

ARK 21Shares Bitcoin ETF

i

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

ARK 21SHARES BITCOIN ETF

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per Share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Investment in bitcoin, at fair value (cost $3,149,352, and $3,479,646, respectively)	$2,388,764	$3,305,394
Capital shares receivable	1,125	–
Bitcoin sold receivable	–	76,534
Total assets	2,389,889	3,381,928

Liabilities
Capital shares payable	–	76,534
Bitcoin purchased payable	1,125	–
Sponsor Fee payable	94	71
Total liabilities	1,219	76,605
Commitments and contingent liabilities (Note 8)	–	–
Net assets	$2,388,670	$3,305,323

Net assets consists of
Paid-in-capital	$1,436,167	$1,635,978
Accumulated earnings (loss)	952,503	1,669,345
	$2,388,670	$3,305,323

Shares issued and outstanding, no par value, unlimited amount authorized	106,210,000	113,755,000
Net asset value per share	$22.49	$29.06

The accompanying notes are an integral part of the financial statements.

ARK 21SHARES BITCOIN ETF

SCHEDULES OF INVESTMENT

(Amounts in thousands, except quantity of bitcoin and percentages)

March 31, 2026 (Unaudited)
	Quantity of bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	35,246.5837	$3,149,352	$2,388,764	100.00%
Total investments	35,246.5837	$3,149,352	$2,388,764	100.00%
Liabilities in excess of other assets			(94)	(0.00)%
Net assets			$2,388,670	100.00%

December 31, 2025
	Quantity of bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	37,769.3458	$3,479,646	$3,305,394	100.00%
Total investments	37,769.3458	$3,479,646	$3,305,394	100.00%
Liabilities in excess of other assets			(71)	(0.00)%
Net assets			$3,305,323	100.00%

The accompanying notes are an integral part of the financial statements.

ARK 21SHARES BITCOIN ETF

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
	(Unaudited)	(Unaudited)
Expenses
Sponsor Fee	$1,445	$2,367
Total expenses	1,445	2,367
Net investment loss	(1,445)	(2,367)

Realized and change in unrealized gain (loss)
Net realized gain (loss) on investment in bitcoin sold to pay Sponsor Fee	(260)	497
Net realized gain (loss) on investment in bitcoin sold for redemptions	(128,899)	321,579
Net realized gain on in-kind liabilities paid	90	-
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(586,336)	(907,296)
Net change in unrealized gain on Sponsor Fee payable	8	39
Net realized and change in unrealized loss	(715,397)	(585,181)
Net decrease in net assets resulting from operations	$(716,842)	$(587,548)

The accompanying notes are an integral part of the financial statements.

ARK 21SHARES BITCOIN ETF

STATEMENTS OF CHANGES IN NET ASSETS

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
	(Unaudited)	(Unaudited)

Net assets, beginning of period	$3,305,323	$4,352,288
Contributions for Shares issued	505,516	1,693,160
Distributions for Shares redeemed	(705,327)	(1,542,442)
Net investment loss	(1,445)	(2,367)
Net realized gain (loss) on investment in bitcoin sold to pay Sponsor Fee	(260)	497
Net realized gain (loss) on investment in bitcoin sold for redemptions	(128,899)	321,579
Net realized gain on in-kind liabilities paid	90	-
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(586,336)	(907,296)
Net change in unrealized gain on Sponsor Fee payable	8	39
Net assets, end of period	$2,388,670	$3,915,458

Shares issued and redeemed
Shares issued	19,980,000	53,565,000	#
Shares redeemed	(27,525,000)	(50,820,000	)#
Net increase (decrease) in Shares issued	(7,545,000)	2,745,000	#

#	On June 13, 2025, there was a 3-for-1 share split. Historical shares outstanding and net asset value per share have been adjusted to reflect the 3-for-1 split on a retroactive basis.

The accompanying notes are an integral part of the financial statements.

ARK 21Shares Bitcoin ETF

Notes to Financial Statements (Unaudited)

1.	Organization

The ARK 21Shares Bitcoin ETF (the “Trust”) is a Delaware statutory trust, formed on June 22, 2021, pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust operates pursuant to an Amended and Restated Trust Agreement (the “Trust Agreement”). CSC Delaware Trust Company, a Delaware trust company, is the trustee of the Trust (the “Trustee”). The Trust is managed and controlled by 21Shares US LLC (the “Sponsor”). The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of 21co Holdings Limited. The ultimate parent company of 21co Holdings Limited is FalconX Holdings Limited (“FalconX”). Coinbase Custody Trust Company, LLC (“Coinbase”), BitGo Bank & Trust, N.A. (“BitGo”), BitGo New York Trust Company, LLC (“BitGo New York”), and Anchorage Digital Bank N.A. (“Anchorage”, and, together with Coinbase, BitGo and BitGo New York, as the context may require, the “Custodians” and each a “Custodian”) are the custodians for the Trust and hold all of the Trust’s bitcoin on the Trust’s behalf. The transfer agent (the “Transfer Agent”), the administrator for the Trust (the “Administrator”), and the cash custodian (the “Cash Custodian”), is Bank of New York Mellon.

The Trust is an exchange-traded fund that issues common shares of beneficial interest (the “Shares”) representing fractional undivided beneficial interests in its net assets that trade on the Cboe BZX Exchange, Inc. (the “Exchange”). The Shares were listed for trading on the Exchange on January 11, 2024, under the ticker symbol “ARKB”.

The Trust’s investment objective is to seek to track the performance of bitcoin, as measured by the performance of the CME CF Bitcoin Reference Rate—New York Variant (the “Pricing Benchmark”), adjusted for the Trust’s expenses and other liabilities. CF Benchmarks Ltd. is the administrator for the Pricing Benchmark (the “Pricing Benchmark Provider”). The Pricing Benchmark is designed to reflect the performance of bitcoin in U.S. dollars. In seeking to achieve its investment objective, the Trust holds bitcoin at its Custodians and values its Shares daily based on the Pricing Benchmark.

ARK Investment Management LLC (the “Sub-Adviser”) is the sub-adviser of the Trust and provides assistance in the marketing of the Shares. The Trust’s Shares are neither interests in nor obligations of the Sponsor, the Sub-Adviser, or the Trustee.

On December 12, 2023, the Sponsor, in its capacity as seed capital investor (the “Seed Capital Investor”), subject to conditions, purchased six Shares at a per-Share price of $16.67. (the “Initial Seed Shares”). Total proceeds to the Trust from the sale of the Initial Seed Shares were $100. Delivery of the Initial Seed Shares was made on December 12, 2023. The Initial Seed Shares were redeemed for cash on or about January 5, 2024.

On January 9, 2024 (the “Seed Capital Purchase Date”), the Seed Capital Investor purchased initial seed creation baskets comprising 30,000 Shares (the “Initial Seed Creation Baskets”) at a per-share price of $15.63. Total proceeds to the Trust from the sale of the Initial Seed Creation Baskets were $468,806. On January 9, 2024, the Trust purchased 10 bitcoins with the proceeds of the Initial Seed Creation Baskets by transacting with a bitcoin counterparty, which is a designated third party, who may be an Authorized Participant or an affiliate of an Authorized Participant and with whom the Sponsor has entered into an agreement on behalf of the Trust (a “Bitcoin Counterparty”), to acquire bitcoin on behalf of the Trust in exchange for cash provided by the Sponsor in its capacity as Seed Capital Investor. These Initial Seed Creation Baskets were redeemed for cash on or about January 19, 2024.

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

The statements of assets and liabilities and schedules of investment on March 31, 2026, and the statements of operations, and changes in net assets for the three months ended March 31, 2026 and 2025, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three months ended March 31, 2026, and for all interim periods presented. In addition, interim period results are not necessarily indicative of results for a full-year period.

The fiscal year-end of the Trust is December 31st.

2.	Significant Accounting Policies

Basis of Accounting

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”).

The Trust qualifies as an investment company solely for accounting purposes and not for any other purpose and follows the accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies, but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”). The Trust uses fair value as its method of accounting for bitcoin in accordance with its classification as an investment company for accounting purposes.

Accounting Estimates

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

The Trust identifies and determines the bitcoin principal market (or in the absence of a principal market, the most advantageous market) for GAAP purposes consistent with the application of the fair value measurement framework in FASB ASC 820 – Fair Value Measurement. A principal market is the market with the greatest volume and activity level for the asset or liability. The determination of the principal market will be based on the market with the greatest volume and level of activity that can be accessed. The Trust obtains relevant volume and level of activity information and based on initial analysis will select an exchange market as the Trust’s principal market. The NAV and NAV per Share will be calculated using the fair value of bitcoin based on the price provided by this exchange market, as of 4:00 p.m. ET on the measurement date for GAAP purposes. The Trust will update its principal market analysis periodically and as needed to the extent that events have occurred, or activities have changed in a manner that could change the Sponsor’s determination of the Trust’s principal market.

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

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2026 (Unaudited)
Assets
Investment in bitcoin	$2,388,764	$2,388,764	$–	$–

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Assets
Investment in bitcoin	$3,305,394	$3,305,394	$–	$–

The cost basis of the investment in bitcoin recorded by the Trust for financial reporting purposes is the fair value of bitcoin at the time of purchase. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Investment Transactions

The Trust considers investment transactions to be the receipt of bitcoin for Share creations and the delivery of bitcoin for Share redemptions or for payment of expenses in bitcoin. The Trust records its investments transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments and the net change in unrealized appreciation or depreciation on Sponsor Fee payable. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor Fee and the in-kind liabilities paid in connection to the Sponsor Fee in bitcoin.

 Calculation of NAV and NAV per Share

On each day other than when the Exchange is closed for regular trading (a “Business Day”), as soon as practicable after 4:00 p.m. ET, the NAV of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the fair value of the bitcoin and other assets held by the Trust based on the Pricing Benchmark price. The Administrator computes the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

Federal Income Taxes

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. Although not free from doubt due to the lack of directly governing authority, if the Trust operates as expected, the Trust should be classified as a “grantor trust” for U.S. federal income tax purposes and the Trust itself should not be subject to U.S. federal income tax. Each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “pass through” to each beneficial owner of Shares. If the Trust sells bitcoin (for example, to pay fees or expenses), such a sale is a taxable event to shareholders of the Trust (“Shareholders”). Upon a Shareholder’s sale of its Shares, the Shareholder will be treated as having sold the pro rata share of the bitcoin held in the Trust at the time of the sale and may recognize gain or loss on such sale. The Sponsor has reviewed the tax positions as of March 31, 2026, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

The following represents the changes in quantity and the fair value of bitcoin on the three months ended March 31, 2026 (Unaudited) and 2025 (Unaudited):

(Amounts in thousands, except quantity of bitcoin)	Quantity of bitcoin	Fair Value
Beginning balance as of January 1, 2026	37,769.3458	$3,305,394
Bitcoin purchased for contributions	6,632.1511	505,516
Bitcoin sold for redemptions	(9,136.7022)	(705,327)
Bitcoin sold to pay expenses	(18.2110)	(1,324)
Net realized (loss) on investment in bitcoin sold to pay Sponsor Fee	–	(260)
Net realized (loss) on investment in bitcoin sold for redemptions	–	(128,899)
Change in unrealized depreciation on investment in bitcoin	–	(586,336)
Ending balance as of March 31, 2026	35,246.5837	$2,388,764

(Amounts in thousands, except Quantity of bitcoin)	Quantity of bitcoin	Fair Value
Beginning balance as of January 1, 2025	46,607.1028	$4,352,648
Bitcoin purchased for contributions	17,818.1765	1,693,160
Bitcoin sold for redemptions	(16,904.2374)	(1,542,444)
Bitcoin sold to pay expenses	(20.0000)	(1,932)
Net realized gain on investment in bitcoin sold to pay Sponsor fee	–	497
Net realized gain on investment in bitcoin sold for redemptions	–	321,579
Change in unrealized depreciation on investment in bitcoin	–	(907,296)
Ending balance as of March 31, 2025	47,501.0671	$3,916,212

4.	Trust Expenses

The Trust pays the unitary Sponsor Fee of 0.21% of the Trust’s NAV (the “Sponsor Fee”). The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement.

The Sponsor Fee accrues daily and is payable in bitcoin weekly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying a 0.21% annualized rate to the Trust’s NAV, and the amount of bitcoin payable in respect of each daily accrual is determined by reference to the Pricing Benchmark. The Trust incurred Sponsor Fee for the quarters ended March 31, 2026, and 2025 of $1,444,599 and $2,367,167, respectively. The accrued liability as of March 31, 2026, and December 31, 2025, was $94,190 and $71,364, respectively.

As partial consideration for receipt of the Sponsor Fee, the Sponsor shall assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including (i) fees to the Sub-Adviser; (ii) the fee payable to marketing agents for services provided to the Trust (the “Marketing Fee”), (iii) fees to the Administrator, if any, (iv) fees to the Custodians, (v) fees to the Transfer Agent, (vi) fees to the Trustee, (vii) the fees and expenses related to any future listing, trading or quotation of the Shares on any listing exchange or quotation system (including legal, marketing and audit fees and expenses), (viii) ordinary course legal fees and expenses but not litigation-related expenses, (ix) audit fees, (x) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (xi) printing and mailing costs; (xii) costs of maintaining the Sponsor’s website and (xiii) applicable license fees (each, a “Sponsor-paid Expense,” and together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense. There is currently no predetermined cap on the aggregate amount of Sponsor-paid expenses. Should the Trust implement a predetermined cap on aggregate Sponsor-paid expenses, the Trust will notify the owners of the beneficial interests of Shares in a prospectus supplement or in its periodic Exchange Act reports, as applicable.

The Sponsor will not, however, assume certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders, any indemnification of the Custodians, Administrator or other agents, service providers or counter-parties of the Trust, the fees and expenses related to the listing, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). Of the Sponsor-paid Expenses, ordinary course legal fees and expenses shall be subject to a cap of $100,000 per annum. In the Sponsor’s sole discretion, all or any portion of a Sponsor-paid Expense may be re-designated as an Additional Trust Expense, if among other reasons, the Sponsor determines that a Sponsor-paid Expense is an extraordinary, non-recurring expenses of the Trust. The Trust shall not be responsible for paying any fees or expenses associated with the transfer of bitcoin as needed to pay the Sponsor Fee or Additional Trust Expenses.

To the extent that the Sponsor does not voluntarily assume expenses, they will be the responsibility of the Trust. The Sponsor also pays the costs of the Trust’s organization and offering. The Trust is not obligated to repay any such costs related to the Trust’s organization and offering paid by the Sponsor.

5.	Creation and Redemption of Shares

The Trust creates and redeems Shares on a continuous basis but only in one or more Creation Baskets (other than in the case of the Initial Seed Shares) consisting of 5,000 Shares or multiples thereof at the NAV on the date of the creation or redemption. Only Authorized Participants, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Administrator, can place orders.

Authorized Participants may purchase Shares in cash by depositing cash in the Trust’s account with the Cash Custodian. This will cause the Sponsor, on behalf of the Trust, to automatically instruct a designated third party, who may be an Authorized Participant or an affiliate of an Authorized Participant, and with whom the Sponsor has entered into an agreement on behalf of the Trust (each such third party, a “Bitcoin Counterparty”), to (i) purchase the amount of bitcoin equivalent in value to the cash deposit amount associated with the order and (ii) deposit the resulting bitcoin amount in the Trust’s accounts with the Custodians, resulting in the Transfer Agent crediting the applicable amount of Shares to an Authorized Participant. Authorized Participants may also purchase Shares in-kind. To purchase Shares in-kind, an Authorized Participant delivers, or arranges for the delivery by such Authorized Participant’s designee of, bitcoin to the Trust’s accounts with a Custodian in exchange for Shares.

When such an Authorized Participant redeems its Shares in cash, the Sponsor, on behalf of the Trust will direct a Custodian to transfer bitcoin to a Bitcoin Counterparty, who will sell the bitcoin to be executed, in the Sponsor’s reasonable efforts, at the Pricing Benchmark price used to calculate the Trust’s NAV, taking into account any spread, commissions, or other trading costs and deposit the cash proceeds of such sale in the Trust’s account with the Cash Custodian for settlement with the Authorized Participant. Any slippage incurred (including, but not limited to, any trading fees, spreads, or commissions), on a cash equivalent basis, will be the responsibility of the Authorized Participant and not of the Trust or Sponsor. Authorized Participants may also redeem Shares in-kind. When such an Authorized Participant redeems Shares in-kind, the Trust, through a Custodian, will deliver bitcoin to the Authorized Participant, or its designee in exchange for Shares.

	Three months ended March 31, 2026	Three months ended March 31, 2025
	(Unaudited)	(Unaudited)
Activity in Capital Shares:
Shares issued	19,980,000	53,565,000	#
Shares redeemed	(27,525,000)	(50,820,000	)#
Net Change in Capital Shares	(7,545,000)	2,745,000	#

#	On June 13, 2025, the Share Split occurred. Historical shares outstanding and NAV per share have been adjusted to reflect the Share Split on a retroactive basis.

(Amounts in thousands)	Three months ended March 31, 2026	Three months ended March 31, 2025
	(Unaudited)	(Unaudited)
Activity in Capital Transactions:
Contributions for shares issued	$505,516	$1,693,160
Distributions for shares redeemed	(705,327)	(1,542,442)
Net Change in Capital Transactions	$(199,811)	$150,718

Bitcoin purchased payable represents the quantity of bitcoin purchased for the creation of Shares where the bitcoin has not yet settled. Generally, bitcoin is transferred within two Business Days of the trade date.

(Amounts in thousands)	March 31, 2026	December 31, 2025
	(Unaudited)
Bitcoin purchased payable	$1,125	$–

Bitcoin sold receivable represents the quantity of bitcoin sold for the redemption of Shares where the bitcoin has not yet been settled. Generally, bitcoin is transferred within two Business Days of the trade date.

(Amounts in thousands)	March 31, 2026	December 31, 2025
	(Unaudited)
Bitcoin sold receivable	$–	$76,534

6.	Related Parties

The Sponsor is a related party to the Trust. The Trust’s operations are supported by its Sponsor, who is in turn supported by its parent company and affiliated companies and external service providers.

As of December 31, 2025, and March 31, 2026, the Sponsor owned zero Shares of the Trust.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

For the three months ended March 31, 2026, the Trust engaged in digital asset trading activity with FalconX Bravo, which became an affiliated entity in November 2025, consisting of purchases in the amount of $7,610,366 and sales of $10,978,762, respectively. In connection with transactions executed for the quarter ended March 31, 2026, the Trust incurred total commissions of $1,098.

7.	Financial Highlights

Per Share Performance (for a Share outstanding throughout the periods presented)	Three months ended March 31, 2026	Three months ended March 31, 2025
	(Unaudited)	(Unaudited)

Net asset value per Share, beginning of period	$29.06	$31.07 #
Net investment income (loss) on investment in bitcoin(1)	(0.01)	(0.02)
Net realized and change in unrealized gain (loss) on investment in bitcoin(2)	(6.56)	(3.63)
Net change in net assets from operations	(6.57)	(3.65)
Net asset value per Share, end of period	$22.49	$27.42 #

Total return, at net asset value(3)	(22.61)%	(11.77)%

Ratio to average net assets(4)
Net investment income (loss)	(0.21)%	(0.21)%
Gross expenses	0.21%	0.21%
Net expenses	0.21%	0.21%

#	On June 13, 2025, the Share Split occurred. Historical shares outstanding and NAV per share have been adjusted to reflect the Share Split on a retroactive basis.
(1)	Calculated using average Shares outstanding method.
(2)	The amount shown for a Share outstanding throughout the period may not agree with the change in the aggregate gains and losses for such period because of the timing of sales and repurchases of the Trust’s Shares in relation to fluctuating market value for the Trust.
(3)	Total return is calculated based on the change in the value during the period and is not annualized. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Trust.
(4)	Annualized.

8.	Commitments and Contingent Liabilities

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

11. Subsequent Events

The Trust has evaluated all subsequent events and transactions for potential recognition or disclosure through the issuance of the financial statements and has noted no events requiring adjustment or additional disclosure in the financial statements.

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

Organization and Trust Overview

The Trust is a Delaware statutory trust, formed on June 22, 2021, pursuant to the DSTA. The Trust operates pursuant to the Trust Agreement. The Trust is not registered as an investment company under the 1940 Act and is not a commodity pool for purposes of the Commodity Exchange Act. The Trust is managed and controlled by the Sponsor. The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of 21co Holdings Limited. The ultimate parent company of 21co Holdings Limited is FalconX. The Sponsor is not subject to regulation by the Commodity Futures Trading Commission as a commodity pool operator with respect to the Trust, or a commodity trading advisor with respect to the Trust. The Trust is an exchange-traded fund that issues common shares of beneficial interest representing fractional undivided beneficial interests in its net assets that trade on the Exchange. The Shares are listed for trading on the Exchange under the ticker symbol “ARKB”.

The Trust’s investment objective is to seek to track the performance of bitcoin, as measured by the performance of the Pricing Benchmark, adjusted for the Trust’s expenses and other liabilities. CF Benchmarks Ltd. is the Pricing Benchmark Provider. The Pricing Benchmark is designed to reflect the performance of bitcoin in U.S. dollars. In seeking to achieve its investment objective, the Trust holds bitcoin at its Custodians and values its Shares daily based on the Pricing Benchmark. The Trust is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the bitcoin held by the Trust.

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

The Trust pays the unitary Sponsor fee of 0.21% of the Trust’s NAV (the “Sponsor Fee”). The Sponsor agreed to waive the entire Sponsor Fee for (i) a nine-month period which commenced on January 11, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $1 billion of Trust assets, whichever came first. The Trust assets exceeded $1 billion in February 2024, at which time the waiver period ended. The Sponsor fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor Fee accrues daily and is payable in bitcoin weekly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying a 0.21% annualized rate to the Trust’s NAV, and the amount of bitcoin payable in respect of each daily accrual is determined by reference to the Pricing Benchmark.

Computation of NAV

The NAV of the Trust is used by the Trust in its day-to-day operations to measure the net value of the Trust’s assets. The NAV is calculated on each day other than a day when the Exchange is closed for regular trading (a “Business Day”) and is equal to the aggregate value of the Trust’s assets less its liabilities based on the Pricing Benchmark price. In determining the NAV of the Trust on any Business Day, the Administrator calculates the price of the bitcoin held by the Trust as of 4:00 p.m. ET on such day. The Administrator also calculates the “NAV per Share” of the Trust, which equals the NAV of the Trust divided by the number of outstanding Shares.

In addition to calculating NAV and NAV per Share, for purposes of the Trust’s financial statements, the Trust determines the net asset value of the Trust determined on a GAAP basis (the “Principal Market NAV”) and net asset value of the Trust per Share determined on a GAAP basis (the “Principal Market NAV per Share”) on each valuation date for such financial statements. The determination of the Principal Market NAV and Principal Market NAV per Share is identical to the calculation of NAV and NAV per Share, respectively, except that the value of bitcoin is determined using the fair value of bitcoin based on the price in the bitcoin market that the Trust considers its “principal market” as of 4:00 p.m. ET on the valuation date, rather than using the Pricing Benchmark.

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

Results of Operations (Amounts in thousands, except price and quantity of bitcoin and Shares outstanding)

As of March 31, 2026, the Trust had a net closing balance of 35,246.5837 bitcoins with a value of $2,390,838, based on the Pricing Benchmark Price of $67,831.76 on March 31, 2026 (CME CF Bitcoin Reference Rate – New York Variant, non-GAAP methodology). As of March 31, 2026, the total market value of the Trust’s bitcoin was $2,388,764, based on the price of a bitcoin in the principal market of $67,772.92 on March 31, 2026.

For the Three Months Ended March 31, 2026

The Trust’s NAV decreased from $3,305,323 on December 31, 2025 to $2,388,670 on March 31, 2026, a 27.73% decrease. The decrease in the Trust’s NAV resulted primarily from a decrease in the price of bitcoin, which fell 22.56% from $87,515.28 on December 31, 2025 to $67,772.92 on March 31, 2026. The decrease in the Trust’s NAV was further amplified by a net decrease in outstanding Shares, which fell from 113,755,000 Shares on December 31, 2025 to 106,210,000 Shares on March 31, 2026, a result of 19,980,000 Shares being created and 27,525,000 Shares being redeemed during the quarter.

Net decrease in net assets resulting from operations for the three months ended March 31, 2026 was $(716,842), resulting from a net change in unrealized depreciation on investment in bitcoin of $(586,336), a net realized loss of $(128,899) from bitcoin sold for the redemption of Shares, a net realized loss of $(260) from bitcoin sold to pay the Sponsor Fee, a net realized gain of $90 from in-kind liabilities paid, a net change in unrealized and realized gain on sponsor fee payable of $8, and a net investment loss of $(1,445). Other than the Sponsor Fee of $1,445, the Trust had no expenses during the quarter.

For the Three Months Ended on March 31, 2025

The Trust’s NAV decreased from $4,352,288 on December 31, 2024 to $3,915,458 on March 31, 2025, a 11.16% decrease. The decrease in the Trust’s NAV resulted primarily from a decrease in the price of bitcoin, which fell 14.67% from $93,390.22 as of December 31, 2024 to $81,444.71 as of March 31, 2025. The decrease in in the Trust’s NAV was partially offset by an increase in the number of shares outstanding from 140,070,000 on December 31, 2024 to 142,815,000 on March 31, 2025.

Net realized and change in unrealized loss on investment in bitcoin for the period December 31, 2024 through March 31, 2025, was $(585,181) which includes a net realized gain on investment in bitcoin of $321,579 and a net change in unrealized depreciation on investment in bitcoin of $(907,296). Net realized and unrealized gain on investment in bitcoin for the period was driven by bitcoin price depreciation. Net decrease in net assets resulting from operations for the period ended March 31, 2025 was $(587,548), mainly attributed to a net decrease in the number of shares outstanding accompanied by the aforementioned net realized gain and change in unrealized depreciation on investment in bitcoin. The Trust’s expenses for the quarter were $2,367 relating to the Sponsor’s fees.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Trust’s only ordinary recurring expense is the fee paid to the Sponsor at an annual rate of 0.21% of the Trust’s total NAV. The Sponsor agreed to waive the entire Sponsor Fee for (i) a nine-month period which commenced on January 11, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $1 billion of Trust assets, whichever came first. The Trust assets exceeded $1 billion in February 2024, at which time the waiver period ended. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Trust, including but not limited to the following: fees charged by the Sub-Adviser, Administrator, the Custodians, the Transfer Agent and the Trustee, the Marketing Fee, the Exchange’s listing fees, typical maintenance and transaction fees of the Depository Trust Company (“DTC”), U.S. Securities and Exchange (“SEC”) registration fees, printing and mailing costs, website fees, tax reporting fees, audit fees, license fees and expenses, up to $100,000 per annum in ordinary legal fees and expenses. The Sponsor bears expenses in connection with the Trust’s organization and initial offering costs.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of March 31, 2026, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust.

Item 1A. Risk Factors

You should carefully consider the risk factors discussed below as well as the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report, which could materially affect our business, financial condition or future results. Other than as described herein, there have been no material changes in our risk factors from those disclosed in our 2025 Annual Report on Form 10-K.

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

Any name change and any associated rebranding initiative of bitcoin may not be favorably received by the digital asset community, which could negatively impact the value of bitcoin and the value of the shares.

From time to time, digital assets may undergo name changes and associated rebranding initiatives. For example, Bitcoin Cash may sometimes be referred to as Bitcoin ABC in an effort to differentiate itself from any Bitcoin Cash hard forks, such as Bitcoin Satoshi’s Vision, and in the third quarter of 2018, the team behind ZEN rebranded and changed the name of ZenCash to “Horizen.” The Sponsor cannot predict the impact of any name change and any associated rebranding initiative on bitcoin. After a name change and an associated rebranding initiative, a digital asset may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by such digital asset. The failure of any name change and any associated rebranding initiative by a digital asset may result in such digital asset not realizing some or all of the anticipated benefits contemplated by the name change and associated rebranding initiative, and could negatively impact the value of bitcoin and the value of the Shares.

The Trust Agreement includes a provision restricting Shareholders’ right to bring a derivative action.

Under Section 7.4 of the Trust Agreement, Shareholders’ statutory right under Delaware law to bring a derivative action (i.e., to initiate a lawsuit in the name of the Trust in order to assert a claim belonging to the Trust against a fiduciary of the Trust or against a third-party when the Trust’s management has refused to do so) is restricted. Under Delaware law, a shareholder may bring a derivative action if the shareholder is a shareholder at the time the action is brought and either (i) was a shareholder at the time of the transaction at issue or (ii) acquired the status of shareholder by operation of law or the Trust’s governing instrument from a person who was a shareholder at the time of the transaction at issue. Additionally, Section 3816(e) of the Delaware Statutory Trust Act specifically provides that a “beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.” In addition to the requirements of applicable law and in accordance with Section 3816(e) of the Delaware Statutory Trust Act, the Trust Agreement provides that no Shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more Shareholders who are eligible to bring such derivative action under the Delaware Trust Statute and who (i) are not “Affiliates” (as defined in the Trust Agreement and below) of one another and (ii) collectively hold at least 10% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. “Affiliate” means (i) any Person directly or indirectly owning, controlling or holding with power to vote 10% or more of the outstanding voting securities of such Person, (ii) any Person 10% or more of whose outstanding voting securities are directly or indirectly owned, controlled or held with power to vote by such Person, (iii) any Person, directly or indirectly, controlling, controlled by or under common control of such Person, (iv) any employee, officer, director, member, manager or partner of such Person, or (v) if such Person is an employee, officer, director, member, manager or partner, any Person for which such Person acts in any such capacity; and “Person” means any natural person and any partnership, limited liability company, statutory trust, corporation, association, or other legal entity.

In addition to the 10% ownership threshold described above, the Trust Agreement imposes the following further procedural conditions on any Shareholder seeking to bring a derivative action on behalf of the Trust: (1) prior to bringing any such action, two or more non-affiliated Shareholders collectively holding at least 10% of the outstanding Shares must first make a pre-suit demand upon the Sponsor to bring the subject action, unless an effort to cause the Sponsor to bring such an action is not likely to succeed (a demand shall only be deemed not likely to succeed, and therefore excused, if the Sponsor has a personal financial interest in the transaction at issue, and the Sponsor shall not be deemed interested in a transaction or otherwise disqualified from ruling on the merits of a Shareholder demand by virtue of the fact that the Sponsor receives remuneration for his or her service as Sponsor of the Trust or as a trustee or director of one or more trusts that are under common management with or otherwise affiliated with the Trust); and (2) unless a demand is excused pursuant to clause (1) of this paragraph, the Sponsor must be afforded a reasonable amount of time to consider such Shareholder request and to investigate the basis of such claim and the Sponsor shall be entitled to retain counsel or other advisors in considering the merits of the request, and the Sponsor shall require an undertaking by the Shareholders making such request to reimburse the Trust for the expense of any such advisor in the event the Sponsor determines not to take action. Any decision by the Sponsor to bring, maintain, or compromise (or not to bring, maintain, or compromise) any such court action, proceeding or claim, or to submit the matter to a vote of Shareholders, shall be made by the Sponsor in good faith and shall be binding upon the Shareholders. In addition to claims that must be brought derivatively under applicable law, the Trust Agreement requires that any claim affecting all Shareholders of the Trust proportionately, based on their number of Shares of the Trust, must also be brought as a derivative claim subject to these conditions, regardless of whether such claim involves a violation of a Shareholder’s rights under the Trust Agreement or any other alleged violation of contractual or individual rights that might otherwise give rise to a direct claim (and regardless, in each case, of whether such claims sound in tort, fraud or otherwise, or are based on common law, statutory, equitable, legal or other grounds).

These provisions apply to any derivative actions brought in the name of the Trust other than derivative claims brought under the federal U.S. securities laws and the rules and regulations thereunder. The enforceability of Section 7.04’s derivative action threshold and procedural requirements under applicable federal or state law has not been definitively established. The 10% ownership threshold and procedural requirements represent contractual restrictions on derivative actions authorized by Section 3816(e) of the Delaware Statutory Trust Act, which expressly permits trust instruments to modify or restrict the rights of beneficial owners to bring derivative actions. However, the application of such a threshold in the context of a registered exchange-traded product has not been comprehensively addressed by the courts. Accordingly, it is possible that a court could decline to enforce the Trust’s 10% threshold and procedural requirements.

A Shareholder wishing to bring a derivative action on behalf of the Trust must satisfy both the 10% ownership threshold and the pre-suit demand process described above before commencing any such action, suit or other proceeding, further limiting the ability of a Shareholder to seek redress in the name of the Trust. Due to these additional requirements, a Shareholder attempting to bring or maintain a derivative action in the name of the Trust will be required to locate other Shareholders with which it is not affiliated and that have sufficient Shares to meet the 10% threshold based on the number of Shares outstanding on the date the claim is brought and thereafter throughout the duration of the action, suit or proceeding. Shareholders wishing to satisfy this ownership threshold would need to identify and coordinate with other Shareholders of the Trust. Because the Trust’s Shares are held in book-entry form through the DTC and beneficial ownership information is not publicly available, individual investors may face substantial difficulty in locating other Shareholders. There is no mechanism established by the Trust to facilitate such shareholder coordination, and the Trust is not required to assist Shareholders in identifying one another. Accordingly, even Shareholders who believe they have a legitimate derivative claim may, as a practical matter, be unable to satisfy the 10% threshold and bring an action. Even if successful, this may be difficult and may result in increased costs to a Shareholder attempting to seek redress in the name of the Trust in court.

Moreover, if Shareholders bringing a derivative action, suit or proceeding pursuant to this provision of the Trust Agreement do not hold 10% of the outstanding Shares on the date such an action, suit or proceeding is brought, or such Shareholders are unable to maintain Share ownership meeting the 10% threshold throughout the duration of the action, suit or proceeding, such Shareholders’ derivative action may be subject to dismissal. As a result, the Trust Agreement limits the likelihood that a Shareholder will be able to successfully assert a derivative action in the name of the Trust, even if such Shareholder believes that he or she has a valid derivative action, suit or other proceeding to bring on behalf of the Trust.

Because the Trust’s Shares are held in book-entry form through DTC, the beneficial owners of Shares are generally not reflected on the Trust’s share register. Accordingly, any shareholder or group of Shareholders seeking to establish that they collectively hold at least 10% of the outstanding Shares must provide documentary evidence of their beneficial ownership as of the date of the derivative demand. Acceptable evidence may include broker statements, DTC participant confirmations, account statements from a registered broker-dealer or bank that is a DTC participant, or such other documentation as the Trust may reasonably require.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Baskets held by Authorized Participants, the Trust redeemed 5,505 Creation Baskets (comprising 27,525,000 Shares) during the quarter ended March 31, 2026. The following table summarizes the redemptions of Shares by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share	Maximum number of shares that may yet be purchased
January 1, 2026 - January 31, 2026	10,675,000	$29.80	N/A
February 1, 2026 – February 28, 2026	12,430,000	$22.92	N/A
March 1, 2026 - March 31, 2026	4,420,000	$23.15	N/A

Market Information

The Shares are listed on the Exchange under the symbol “ARKB” and have been listed since January 11, 2024.

Holders

As of March 31, 2026, there was approximately one DTC participating shareholder of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) for the quarter ended March 31, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(2)	Trust Agreement of ARK 21Shares Bitcoin ETF
3.2(1)	Amended and Restated Trust Agreement
3.3(2)	Certificate of Trust
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed herewith.
(2)	Incorporated by reference to the Trust’s Amendment No. 4 to Registration Statement on Form S-1, filed on December 18, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARK 21Shares Bitcoin ETF

By: 21Shares US LLC, its Sponsor

By:	/s/ Russell Barlow
Russell Barlow
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026

By:	/s/ Duncan Moir
Duncan Moir
President (Principal Financial Officer and Principal Accounting Officer)

Date: May 8, 2026