Form 10-Q
period 2026-06-30
Ark 21Shares Bitcoin ETF
filed 2026-08-06
CIK 1869699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The registrant had 101,190,000 outstanding shares as of August 3, 2026.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes “forward-looking statements” that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets and indexes that track such movements, the operations of ARK 21Shares Bitcoin ETF (the “Trust”), the plans of 21Shares US LLC (the “Sponsor”), as the sponsor of the Trust, and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor and ARK Investment Management LLC (the “Sub-Adviser”) have made based on their perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances.

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

ARK 21SHARES BITCOIN ETF

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per Share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investment in bitcoin, at fair value (cost $2,737,877, and $3,479,646, respectively)	$1,889,314	$3,305,394
Bitcoin sold receivable	–	76,534
Total assets	1,889,314	3,381,928

Liabilities
Capital shares payable	–	76,534
Sponsor Fee payable	74	71
Total liabilities	74	76,605
Commitments and contingent liabilities (Note 8)	–	–
Net assets	$1,889,240	$3,305,323

Net assets consist of
Paid-in-capital	$1,211,472	$1,635,978
Accumulated earnings (loss)	677,768	1,669,345
	$1,889,240	$3,305,323

Shares issued and outstanding, no par value, unlimited amount authorized	97,015,000	113,755,000
Net asset value per Share	$19.47	$29.06

The accompanying notes are an integral part of the financial statements.

ARK 21SHARES BITCOIN ETF

SCHEDULES OF INVESTMENT

(Amounts in thousands, except quantity of bitcoin and percentages)

June 30, 2026 (Unaudited)
	Quantity of bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	32,178.2280	$2,737,877	$1,889,314	100.00%
Total investments	32,178.2280	$2,737,877	$1,889,314	100.00%
Liabilities in excess of other assets			(74)	(0.00)%
Net assets			$1,889,240	100.00%

December 31, 2025
	Quantity of bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	37,769.3458	$3,479,646	$3,305,394	100.00%
Total investments	37,769.3458	$3,479,646	$3,305,394	100.00%
Liabilities in excess of other assets			(71)	(0.00)%
Net assets			$3,305,323	100.00%

The accompanying notes are an integral part of the financial statements.

ARK 21SHARES BITCOIN ETF

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expenses
Sponsor Fee	$1,312	$2,444	$2,757	$4,811
Total expenses	1,312	2,444	2,757	4,811
Net investment loss	(1,312)	(2,444)	(2,757)	(4,811)

Realized and change in unrealized gain (loss)
Net realized gain (loss) on investment in bitcoin sold to pay Sponsor Fee	(287)	593	(547)	1,129
Net realized gain (loss) on investment in bitcoin sold for redemptions	(185,186)	339,579	(314,085)	661,158
Net realized gain on in-kind liabilities paid	28	–	118	–
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(87,975)	859,932	(674,311)	(47,364)
Net change in unrealized gain (loss) on Sponsor Fee payable	(3)	–	5	–
Net realized and change in unrealized gain (loss)	(273,423)	1,200,104	(988,820)	614,923
Net increase (decrease) in net assets resulting from operations	$(274,735)	$1,197,660	$(991,577)	$610,112

The accompanying notes are an integral part of the financial statements.

ARK 21SHARES BITCOIN ETF

STATEMENTS OF CHANGES IN NET ASSETS

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net assets, beginning of period	$2,388,670	$3,915,458	$3,305,323	$4,352,288
Contributions for Shares issued	908,351	1,596,484	1,413,921	3,289,644
Distributions for Shares redeemed	(1,133,046)	(1,675,241)	(1,838,427)	(3,217,683)
Net investment loss	(1,312)	(2,444)	(2,757)	(4,811)
Net realized gain (loss) on investment in bitcoin sold to pay Sponsor Fee	(287)	593	(547)	1,129
Net realized gain (loss) on investment in bitcoin sold for redemptions	(185,186)	339,579	(314,085)	661,158
Net realized gain on in-kind liabilities paid	28	–	118	–
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(87,975)	859,932	(674,311)	(47,364)
Net change in unrealized gain (loss) on Sponsor Fee payable	(3)	–	5	–
Net assets, end of period	$1,889,240	$5,034,361	$1,889,240	$5,034,361

Shares issued and redeemed
Shares issued	37,780,000	49,470,000	57,760,000	103,035,000
Shares redeemed	(46,975,000)	(51,715,000)	(74,500,000)	(102,535,000)
Net increase (decrease) in Shares issued	(9,195,000)	(2,245,000)	(16,740,000)	500,000

The accompanying notes are an integral part of the financial statements.

ARK 21Shares Bitcoin ETF

Notes to Financial Statements (Unaudited)

Amounts presented in whole numbers unless otherwise stated

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

The Trust’s investment objective is to seek to track the performance of bitcoin, as measured by the performance of the CME CF Bitcoin Reference Rate—New York Variant (the “Pricing Benchmark”), adjusted for the Trust’s expenses and other liabilities. CF Benchmarks Ltd. is the administrator for the Pricing Benchmark (the “Pricing Benchmark Provider”). The Pricing Benchmark is designed to reflect the performance of bitcoin in U.S. dollars. In seeking to achieve its investment objective, the Trust holds bitcoin at its Custodians and values its Shares daily based on the Pricing Benchmark. On June 30, 2026, the Sponsor provided notice to the Pricing Benchmark Provider of the termination, effective August 31, 2026, of the licensing agreement between the Sponsor and the Pricing Benchmark Provider relating to the use of the Pricing Benchmark. The Sponsor intends to enter into a licensing agreement with FTSE International Limited (“FTSE”) on or about August 24, 2026, whereby FTSE will provide each of the Sponsor, the Trust, and their affiliates a non-exclusive, non-transferable, non-sub-licensable, worldwide license to access, view and use FTSE index data to develop, create, calculate, settle, maintain or support and market the Trust.

ARK Investment Management LLC (the “Sub-Adviser”) is the sub-adviser of the Trust and provides assistance in the marketing of the Shares. The Trust’s Shares are neither interests in nor obligations of the Sponsor, the Sub-Adviser, or the Trustee.

On December 12, 2023, the Sponsor, in its capacity as seed capital investor (the “Seed Capital Investor”), subject to conditions, purchased six Shares at a per-Share price of $16.67 (the “Initial Seed Shares”). Total proceeds to the Trust from the sale of the Initial Seed Shares were $100. Delivery of the Initial Seed Shares was made on December 12, 2023. The Initial Seed Shares were redeemed for cash on or about January 5, 2024.

On January 9, 2024 (the “Seed Capital Purchase Date”), the Seed Capital Investor purchased initial seed creation baskets comprising 30,000 Shares (the “Seed Creation Baskets”) at a per-Share price of $15.63. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $468,806. On January 9, 2024, the Trust purchased 10 bitcoins with the proceeds of the Seed Creation Baskets by transacting with a bitcoin counterparty, which is a designated third party, who may be an Authorized Participant or an affiliate of an Authorized Participant and with whom the Sponsor has entered into an agreement on behalf of the Trust (a “Bitcoin Counterparty”), to acquire bitcoin on behalf of the Trust in exchange for cash provided by the Sponsor in its capacity as Seed Capital Investor. These Seed Creation Baskets were redeemed for cash on or about January 19, 2024.

Effective June 12, 2024, the Sponsor, on behalf of the Trust, entered into a Master Purchase and Sale Agreement for Digital Assets (the “FalconX Bravo Agreement”) with FalconX Bravo, Inc. (“FalconX Bravo”), a registered swap dealer and a subsidiary of FalconX. The FalconX Bravo Agreement governs spot purchase and sale transactions in digital assets conducted on a principal-to-principal basis. Transactions are executed at prevailing market prices and are subject to customary terms and conditions.

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

The statements of assets and liabilities and schedules of investment on June 30, 2026, and the statements of operations, and changes in net assets for the three months and six months ended June 30, 2026 and 2025, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the six months ended June 30, 2026, and for all interim periods presented, have been included. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

As an investment company for accounting purposes, the Trust is exempt from the requirement to present a statement of cash flows pursuant to ASC Topic 230, Statement of Cash Flows. Accordingly, a statement of cash flows has not been presented.

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

(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2026 (Unaudited)
Assets
Investment in bitcoin	$1,889,314	$1,889,314	$–	$–

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Assets
Investment in bitcoin	$3,305,394	$3,305,394	$–	$–

The cost basis of the investment in bitcoin recorded by the Trust for financial reporting purposes is the fair value of bitcoin at the time of purchase. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Investment Transactions

The Trust considers investment transactions to be the receipt of bitcoin for Share creations and the delivery of bitcoin for Share redemptions or for payment of expenses in bitcoin. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments and the net change in unrealized appreciation or depreciation on Sponsor Fee payable. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor Fee and the in-kind liabilities paid in connection to the Sponsor Fee in bitcoin.

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

Federal Income Taxes

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. Although not free from doubt due to the lack of directly governing authority, if the Trust operates as expected, the Trust should be classified as a “grantor trust” for U.S. federal income tax purposes and the Trust itself should not be subject to U.S. federal income tax. Each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “pass through” to each beneficial owner of Shares. If the Trust sells bitcoin (for example, to pay fees or expenses), such a sale is a taxable event to shareholders of the Trust (“Shareholders”). Upon a Shareholder’s sale of its Shares, the Shareholder will be treated as having sold the pro rata share of the bitcoin held in the Trust at the time of the sale and may recognize gain or loss on such sale. The Sponsor has reviewed the tax positions as of June 30, 2026, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

The following represents the changes in quantity and the fair value of bitcoin during the six months ended June 30, 2026 (Unaudited) and 2025 (Unaudited):

(Amounts in thousands, except quantity of bitcoin)	Quantity of bitcoin	Fair Value
Beginning balance as of January 1, 2026	37,769.3458	$3,305,394
Bitcoin purchased for contributions	19,166.5663	1,413,921
Bitcoin sold for redemptions	(24,721.0841)	(1,838,427)
Bitcoin sold to pay expenses	(36.6000)	(2,631)
Net realized loss on investment in bitcoin sold to pay Sponsor Fee	–	(547)
Net realized loss on investment in bitcoin sold for redemptions	–	(314,085)
Net change in unrealized depreciation on investment in bitcoin	–	(674,311)
Ending balance as of June 30, 2026	32,178.2280	$1,889,314

(Amounts in thousands, except quantity of bitcoin)	Quantity of bitcoin	Fair Value
Beginning balance as of January 1, 2025	46,607.1028	$4,352,648
Bitcoin purchased for contributions	34,265.2508	3,289,625
Bitcoin sold for redemptions	(34,097.5269)	(3,217,535)
Bitcoin sold to pay expenses	(52.0000)	(5,051)
Net realized gain on investment in bitcoin sold to pay Sponsor Fee	–	1,129
Net realized gain on investment in bitcoin sold for redemptions	–	661,158
Net change in unrealized depreciation on investment in bitcoin	–	(47,364)
Ending balance as of June 30, 2025	46,722.8267	$5,034,610

The following represents the changes in quantity and the fair value of bitcoin during the three months ended June 30, 2026 (Unaudited) and 2025 (Unaudited):

(Amounts in thousands, except quantity of bitcoin)	Quantity of bitcoin	Fair Value
Beginning balance as of April 1, 2026	35,246.5837	$2,388,764
Bitcoin purchased for contributions	12,534.4152	908,351
Bitcoin sold for redemptions	(15,584.3819)	(1,133,046)
Bitcoin sold to pay expenses	(18.3890)	(1,307)
Net realized loss on investment in bitcoin sold to pay Sponsor Fee	–	(287)
Net realized loss on investment in bitcoin sold for redemptions	–	(185,186)
Net change in unrealized depreciation on investment in bitcoin	–	(87,975)
Ending balance as of June 30, 2026	32,178.2280	$1,889,314

(Amounts in thousands, except quantity of bitcoin)	Quantity of bitcoin	Fair Value
Beginning balance as of April 1, 2025	47,501.0671	$3,916,212
Bitcoin purchased for contributions	16,447.0743	1,596,465
Bitcoin sold for redemptions	(17,193.3147)	(1,675,052)
Bitcoin sold to pay expenses	(32.0000)	(3,119)
Net realized gain on investment in bitcoin sold to pay Sponsor Fee	–	593
Net realized gain on investment in bitcoin sold for redemptions	–	339,579
Net change in unrealized appreciation on investment in bitcoin	–	859,932
Ending balance as of June 30, 2025	46,722.8267	$5,034,610

4.	Trust Expenses

The Trust pays the unitary Sponsor Fee of 0.21% of the Trust’s NAV (the “Sponsor Fee”). The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement.

The Sponsor Fee accrues daily and is payable in bitcoin weekly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying an annualized rate to the Trust’s NAV, and the amount of bitcoin payable in respect of each daily accrual is determined by reference to the Pricing Benchmark. The Trust incurred Sponsor Fees for the six months ended June 30, 2026 and 2025 of $2,756,701 and $4,811,499, respectively. The accrued liability at June 30, 2026 and December 31, 2025 was $73,431 and $71,364, respectively.

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

The Sponsor will not, however, assume certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders, any indemnification of the Custodians, Administrator or other agents, service providers or counter-parties of the Trust, the fees and expenses related to the listing, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). Of the Sponsor-paid Expenses, ordinary course legal fees and expenses shall be subject to a cap of $100,000 per annum. In the Sponsor’s sole discretion, all or any portion of a Sponsor-paid Expense may be re-designated as an Additional Trust Expense, if among other reasons, the Sponsor determines that a Sponsor-paid Expense is an extraordinary, non-recurring expense of the Trust. The Trust shall not be responsible for paying any fees or expenses associated with the transfer of bitcoin as needed to pay the Sponsor Fee or Additional Trust Expenses.

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

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Activity in Capital Shares:
Shares issued	37,780,000	49,470,000	57,760,000	103,035,000
Shares redeemed	(46,975,000)	(51,715,000)	(74,500,000)	(102,535,000)
Net Change in Capital Shares	(9,195,000)	(2,245,000)	(16,740,000)	500,000

(Amounts in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Activity in Capital Transactions:
Contributions for Shares issued	$908,351	$1,596,484	$1,413,921	$3,289,644
Distributions for Shares redeemed	(1,133,046)	(1,675,241)	(1,838,427)	(3,217,683)
Net Change in Capital Transactions	$(224,695)	$(78,757)	$(424,506)	$71,961

Bitcoin purchased payable represents the quantity of bitcoin purchased for the creation of Shares where the bitcoin has not yet settled. Generally, bitcoin is transferred within two Business Days of the trade date.

(Amounts in thousands)	June 30, 2026	December 31, 2025
(Unaudited)
Bitcoin purchased payable	$–	$–

Bitcoin sold receivable represents the quantity of bitcoin sold for the redemption of Shares where the bitcoin has not yet been settled. Generally, bitcoin is transferred within two Business Days of the trade date.

(Amounts in thousands)	June 30, 2026	December 31, 2025
	(Unaudited)
Bitcoin sold receivable	$–	$76,534

6.	Related Parties

The Sponsor is a related party to the Trust. The Trust’s operations are supported by its Sponsor, who is in turn supported by its parent company and affiliated companies and external service providers.

As of June 30, 2026 and December 31, 2025, the Sponsor owned no Shares of the Trust.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

For the six months ended June 30, 2026, the Trust engaged in digital asset trading activity with FalconX Bravo, Inc. (“FalconX Bravo”), a registered swap dealer and a subsidiary of FalconX, which became an affiliated entity in November 2025, consisting of purchases in the amount of $33,282,498 and sales of $10,978,762, respectively.

For the three months ended June 30, 2026, the Trust engaged in digital asset trading activity with FalconX Bravo, consisting of purchases in the amount of $25,672,132 and sales of $0, respectively.

7.	Financial Highlights

Per Share Performance (for a Share outstanding throughout the periods presented)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net asset value per Share, beginning of period	$22.49	$27.42 #	$29.06	$31.07 #
Net investment income (loss)(1)	(0.01)	(0.02)	(0.03)	(0.03)
Net realized and change in unrealized gain(loss)(2)	(3.01)	8.41	(9.56)	4.77
Net change in net assets from operations	(3.02)	8.39	(9.59)	4.74
Net asset value per Share, end of period	$19.47	$35.81	$19.47	$35.81

Total return, at net asset value(3)	(13.43)%	30.60%	(33.00)%	15.26%

Ratio to average net assets(4)
Net investment income (loss)	(0.21)%	(0.21)%	(0.21)%	(0.21)%
Gross expenses	0.21%	0.21%	0.21%	0.21%
Net expenses	0.21%	0.21%	0.21%	0.21%

(1)	Calculated using average Shares outstanding method.
(2)	The amount shown for a Share outstanding throughout the period may not agree with the change in the aggregate gains and losses for such period because of the timing of sales and repurchases of the Trust’s Shares in relation to fluctuating market value for the Trust.
(3)	Total return is calculated based on the change in the value during the period and is not annualized. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Trust.
(4)	Annualized.
#	On June 13, 2025, the Share Split occurred. Historical shares outstanding and NAV per share have been adjusted to reflect the Share Split on a retroactive basis.

8.	Commitments and Contingent Liabilities

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

The Trust has evaluated all subsequent events and transactions for potential recognition or disclosure through the date the financial statements were issued and has noted no events requiring adjustment or additional disclosure in the financial statements.

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

The Trust’s investment objective is to seek to track the performance of bitcoin, as measured by the performance of the Pricing Benchmark, adjusted for the Trust’s expenses and other liabilities. CF Benchmarks Ltd. is the Pricing Benchmark Provider. The Pricing Benchmark is designed to reflect the performance of bitcoin in U.S. dollars. In seeking to achieve its investment objective, the Trust holds bitcoin at its Custodians and the Administrator values the Shares daily based on the Pricing Benchmark. The Trust is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the bitcoin held by the Trust. On June 30, 2026, the Sponsor provided notice to the Pricing Benchmark Provider of the termination, effective August 31, 2026, of the licensing agreement between the Sponsor and the Pricing Benchmark Provider relating to the use of the Pricing Benchmark. The Sponsor intends to enter into a licensing agreement with FTSE on or about August 24, 2026, whereby FTSE will provide each of the Sponsor, the Trust, and their affiliates a non-exclusive, non-transferable, non-sub-licensable, worldwide license to access, view and use FTSE index data to develop, create, calculate, settle, maintain or support and market the Trust.

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

The Trust pays the unitary Sponsor Fee of 0.21% of the Trust’s NAV (the “Sponsor Fee”). The Sponsor agreed to waive the entire Sponsor Fee for (i) a nine-month period which commenced on January 11, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $1 billion of Trust assets, whichever came first. The Trust assets exceeded $1 billion in February 2024, at which time the waiver period ended. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor Fee accrues daily and is payable in bitcoin weekly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying an annualized rate to the Trust’s NAV, and the amount of bitcoin payable in respect of each daily accrual is determined by reference to the Pricing Benchmark.

Calculation of NAV and NAV per Share

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

NAV and NAV per Share are not measures calculated in accordance with GAAP and are not intended as substitutes for Principal Market NAV and Principal Market NAV per Share, respectively.

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

Results of Operations (Amounts in thousands, except price and quantity of bitcoin and Shares outstanding)

As of June 30, 2026, the Trust had a net closing balance of 32,178.2280 bitcoins with a value of $1,885,818, based on the Pricing Benchmark Price of $58,605.41 on June 30, 2026 (CME CF Bitcoin Reference Rate – New York Variant, non-GAAP methodology). As of June 30, 2026, the total market value of the Trust’s bitcoin was $1,889,314, based on the price of a bitcoin in the principal market of $58,714.04 on June 30, 2026.

For the Three Months Ended June 30, 2026

The Trust’s NAV decreased from $2,388,670 on March 31, 2026 to $1,889,240 on June 30, 2026, a 20.91% decrease. The decrease in the Trust’s NAV resulted primarily from a decrease in the price of bitcoin, which fell 13.37% from $67,772.92 on March 31, 2026 to $58,714.04 on June 30, 2026. The decrease in the Trust’s NAV was further amplified by a net decrease in outstanding Shares, which fell from 106,210,000 Shares on March 31, 2026 to 97,015,000 Shares on June 30, 2026, a result of 37,780,000 Shares being created and 46,975,000 Shares being redeemed during the period.

Net decrease in net assets resulting from operations for the three months ended June 30, 2026 was $(274,735), consisting of a net change in unrealized depreciation on investment in bitcoin of $(87,975), a net realized loss of $(185,186) on bitcoin sold for the redemption of Shares, a net realized loss of $(287) on bitcoin sold to pay the Sponsor Fee, a net realized gain of $28 on in-kind liabilities paid, a net change in unrealized loss on the Sponsor Fee payable of $(3), and a net investment loss of $(1,312). The Sponsor Fee of $1,312 was the Trust’s only expense during the quarter.

For the Three Months Ended June 30, 2025

Net realized and change in unrealized gain on investment in bitcoin for the three months ended June 30, 2025 was $1,200,104, which includes a net change in unrealized appreciation on investment in bitcoin of $859,932, a net realized gain of $339,579 on bitcoin sold for the redemption of Shares, and a net realized gain of $593 on bitcoin sold to pay the Sponsor Fee. The gain was driven by bitcoin price appreciation from $82,444.71 per bitcoin as of March 31, 2025 to $107,753.77 per bitcoin as of June 30, 2025. Net increase in net assets resulting from operations was $1,197,660 for the three months ended June 30, 2025.

For the Six Months Ended June 30, 2026

The Trust’s NAV decreased from $3,305,323 on December 31, 2025 to $1,889,240 on June 30, 2026, a 42.84% decrease. The decrease in the Trust’s NAV resulted primarily from a decrease in the price of bitcoin, which fell 32.91% from $87,515.28 on December 31, 2025 to $58,714.04 on June 30, 2026. The decrease in the Trust’s NAV was further amplified by a net decrease in outstanding Shares, which fell from 113,755,000 Shares on December 31, 2025 to 97,015,000 Shares on June 30, 2026, a result of 57,760,000 Shares being created and 74,500,000 Shares being redeemed during the period.

Net decrease in net assets resulting from operations for the six months ended June 30, 2026 was $(991,577), resulting from a net change in unrealized depreciation on investment in bitcoin of $(674,311), a net realized loss of $(314,085) from bitcoin sold for the redemption of Shares, a net realized loss of $(547) from bitcoin sold to pay the Sponsor Fee, a net realized gain of $118 from in-kind liabilities paid, a net change in unrealized gain on Sponsor Fee payable of $5, and a net investment loss of $(2,757). Other than the Sponsor Fee of $2,757, the Trust had no expenses during the period.

For the Six Months Ended June 30, 2025

The Trust’s NAV increased from $4,352,288 on December 31, 2024 to $5,034,361 on June 30, 2025. The increase in the Trust’s NAV resulted primarily from an increase in the price of bitcoin of 15.47% (from $93,320.22 per bitcoin on December 31, 2024 to $107,753.77 per bitcoin on June 30, 2025), together with a net increase of 500,000 in the number of Shares outstanding, reflecting 103,035,000 Shares created and 102,535,000 Shares redeemed during the period.

The Trust’s net increase in net assets resulting from operations for the six months ended June 30, 2025 was $610,112, consisting of a net change in unrealized depreciation on investment in bitcoin of $(47,364), a net realized gain of $661,158 on bitcoin sold for the redemption of Shares, a net realized gain of $1,129 on bitcoin sold to pay the Sponsor Fee, and a net investment loss of $(4,811). The Sponsor Fee of $4,811 was the Trust’s only expense during the period.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Trust’s only ordinary recurring expense is the Sponsor Fee. The Sponsor agreed to waive the entire Sponsor Fee for (i) a nine-month period which commenced on January 11, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $1 billion of Trust assets, whichever came first. The Trust assets exceeded $1 billion in February 2024, at which time the waiver period ended. In exchange for the Sponsor Fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Trust, including but not limited to the following: fees charged by the Sub-Adviser, Administrator, the Custodians, the Transfer Agent and the Trustee, the Marketing Fee, the Exchange’s listing fees, typical maintenance and transaction fees of the Depository Trust Company (“DTC”), U.S. Securities and Exchange (“SEC”) registration fees, printing and mailing costs, website fees, tax reporting fees, audit fees, license fees and expenses, up to $100,000 per annum in ordinary legal fees and expenses. The Sponsor bears expenses in connection with the Trust’s organization and initial offering costs.

The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Trust. The Trust will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative, and other ordinary expenses are not deemed extraordinary expenses. The Trust will sell bitcoin on an as-needed basis to pay the Sponsor Fee.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of June 30, 2026, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of the Trust’s Annual Report on Form 10-K for the period ended December 31, 2025 and under “Part II, Item 1A. Risk Factors” of the Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Baskets held by Authorized Participants, the Trust redeemed 9,395 Creation Baskets (comprising 46,975,000 Shares) during the quarter ended June 30, 2026. The following table summarizes the redemptions of Shares by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share	Maximum number of shares that may yet be purchased
April 1, 2026 – April 30, 2026	15,050,000	$24.43	N/A
May 1, 2026 – May 31, 2026	19,315,000	$26.17	N/A
June 1, 2026 – June 30, 2026	12,610,000	$20.61	N/A

Market Information

The Shares are listed on the Exchange under the symbol “ARKB” and have been listed since January 11, 2024.

Holders

As of June 30, 2026, there was approximately one DTC participating shareholder of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) for the quarter ended June 30, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(2)	Trust Agreement of ARK 21Shares Bitcoin ETF.
3.2(3)	Amended and Restated Trust Agreement.
3.3(2)	Certificate of Trust.
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed herewith.

(2)	Incorporated by reference to the Trust’s Amendment No. 4 to Registration Statement on Form S-1, filed on December 18, 2023.

(3)	Incorporated by reference to the Trust’s Quarterly Report on Form 10-Q, filed on May 8, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARK 21Shares Bitcoin ETF

By:	21Shares US LLC, its Sponsor

By:	/s/ Russell Barlow
Russell Barlow
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026

By:	/s/ Duncan Moir
Duncan Moir
President (Principal Financial Officer and Principal Accounting Officer)

Date: August 6, 2026