Form 10-Q
period 2026-09-30
Ark 21Shares Bitcoin ETF
filed 2026-11-06
CIK 1869699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2026

or

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

The registrant had 87,785,000 outstanding shares as of November 2, 2026.

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

Should one or more of these risks discussed in “Risk Factors” herein or in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed on March 2, 2026, for the period ended December 31, 2025 (the “Annual Report”), as supplemented by the risk factors disclosed in Part II, Item 1A of the Trust’s subsequent Quarterly Reports on Form 10-Q, or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s and the Sub-Adviser’s beliefs, estimates and opinions on the date the statements are made, and neither the Trust, the Sponsor nor the Sub-Adviser is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Moreover, neither the Trust, the Sponsor, the Sub-Adviser, nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Investors are therefore cautioned against placing undue reliance on forward-looking statements.

ARK 21Shares Bitcoin ETF

i

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

ARK 21SHARES BITCOIN ETF

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per Share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investment in bitcoin, at fair value (cost $2,860,108, and $3,479,646, respectively)	$2,889,089	$3,305,394
Bitcoin sold receivable	–	76,534
Total assets	2,889,089	3,381,928

Liabilities
Capital shares payable	$–	$76,534
Sponsor Fee payable	50	71
Total liabilities	50	76,605
Commitments and contingent liabilities (Note 8)	–	–
Net assets	$2,889,039	$3,305,323

Net assets consist of
Paid-in-capital	$1,410,906	$1,635,978
Accumulated earnings (loss)	1,478,133	1,669,345
	$2,889,039	$3,305,323

Shares issued and outstanding, no par value, unlimited amount authorized	104,310,000	113,755,000
Net asset value per Share	$27.70	$29.06

The accompanying notes are an integral part of the financial statements.

ARK 21SHARES BITCOIN ETF

SCHEDULES OF INVESTMENT

(Amounts in thousands, except quantity of bitcoin and percentages)

September 30, 2026 (Unaudited)

	Quantity of bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	34,578.4206	$2,860,108	$2,889,089	100.00%
Total investments	34,578.4206	$2,860,108	$2,889,089	100.00%
Liabilities in excess of other assets			(50)	(0.00)%
Net assets			$2,889,039	100.00%

December 31, 2025

	Quantity of bitcoin	Cost	Fair Value	% of Net Assets
Investment in bitcoin	37,769.3458	$3,479,646	$3,305,394	100.00%
Total investments	37,769.3458	$3,479,646	$3,305,394	100.00%
Liabilities in excess of other assets			(71)	(0.00)%
Net assets			$3,305,323	100.00%

The accompanying notes are an integral part of the financial statements.

ARK 21SHARES BITCOIN ETF

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expenses
Sponsor Fee	$1,293	$2,773	$4,050	$7,584
Total expenses	1,293	2,773	4,050	7,584
Net investment loss	(1,293)	(2,773)	(4,050)	(7,584)

Realized and change in unrealized gain (loss)
Net realized gain (loss) on investment in bitcoin sold to pay Sponsor Fee	(108)	666	(655)	1,795
Net realized gain (loss) on investment in bitcoin distributed for cash redemptions	(85,410)	456,495	(418,109)	1,117,653
Net realized gain on investment in bitcoin distributed for in-kind redemptions	9,717	–	28,331	–
Net realized gain (loss) on in-kind liabilities paid	(76)	–	42	–
Net change in unrealized appreciation (depreciation) on investment in bitcoin	877,544	(136,721)	203,233	(184,085)
Net change in unrealized loss on Sponsor Fee payable	(9)	–	(4)	–
Net realized and change in unrealized gain (loss)	801,658	320,440	(187,162)	935,363
Net increase (decrease) in net assets resulting from operations	$800,365	$317,667	$(191,212)	$927,779

The accompanying notes are an integral part of the financial statements.

ARK 21SHARES BITCOIN ETF

STATEMENTS OF CHANGES IN NET ASSETS

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net assets, beginning of period	$1,889,240	$5,034,361	$3,305,323	$4,352,288
Contributions for Shares issued	908,973	1,569,425	2,322,894	4,859,069
Distributions for Shares redeemed	(709,539)	(1,828,519)	(2,547,966)	(5,046,202)
Net investment loss	(1,293)	(2,773)	(4,050)	(7,584)
Net realized gain (loss) on investment in bitcoin sold to pay Sponsor Fee	(108)	666	(655)	1,795
Net realized gain (loss) on investment in bitcoin distributed for cash redemptions	(85,410)	456,495	(418,109)	1,117,653
Net realized gain on investment in bitcoin distributed for in-kind redemptions	9,717	–	28,331	–
Net realized gain (loss) on in-kind liabilities paid	(76)	–	42	–
Net change in unrealized appreciation (depreciation) on investment in bitcoin	877,544	(136,721)	203,233	(184,085)
Net change in unrealized loss on Sponsor Fee payable	(9)	–	(4)	–
Net assets, end of period	$2,889,039	$5,092,934	$2,889,039	$5,092,934

Shares issued and redeemed
Shares issued	36,860,000	41,605,000	94,620,000	144,640,000
Shares redeemed	(29,565,000)	(48,135,000)	(104,065,000)	(150,670,000)
Net increase (decrease) in Shares issued	7,295,000	(6,530,000)	(9,445,000)	(6,030,000)

The accompanying notes are an integral part of the financial statements.

ARK 21Shares Bitcoin ETF

Notes to Financial Statements (Unaudited)

Amounts presented in whole numbers unless otherwise stated

1. Organization

The ARK 21Shares Bitcoin ETF (the “Trust”) is a Delaware statutory trust, formed on June 22, 2021, pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust operates pursuant to a Second Amended and Restated Trust Agreement (the “Trust Agreement”). CSC Delaware Trust Company, a Delaware trust company, is the trustee of the Trust (the “Trustee”). The Trust is managed and controlled by 21Shares US LLC (the “Sponsor”). The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of 21co Holdings Limited. The ultimate parent company of 21co Holdings Limited is FalconX Holdings Limited (“FalconX”). Coinbase Custody Trust Company, LLC (“Coinbase”), BitGo Bank & Trust, N.A. (“BitGo”), BitGo New York Trust Company, LLC (“BitGo New York”), and Anchorage Digital Bank N.A. (“Anchorage”, and, together with Coinbase, BitGo and BitGo New York, as the context may require, the “Custodians” and each a “Custodian”) are the custodians for the Trust and hold all of the Trust’s bitcoin on the Trust’s behalf. The transfer agent (the “Transfer Agent”), the administrator for the Trust (the “Administrator”), and the cash custodian (the “Cash Custodian”), is Bank of New York Mellon.

The Trust is an exchange-traded fund that issues common shares of beneficial interest (the “Shares”) representing fractional undivided beneficial interests in its net assets that trade on the Cboe BZX Exchange, Inc. (the “Exchange”). The Shares were listed for trading on the Exchange on January 11, 2024, under the ticker symbol “ARKB”.

The Trust’s investment objective is to seek to track the performance of bitcoin, as measured by the performance of the FTSE Bitcoin Index (the “Pricing Benchmark”), as adjusted for the Trust’s expenses and other liabilities. The Pricing Benchmark is calculated by FTSE International Limited (the “Pricing Benchmark Provider”) based on the volume weighted average price across qualifying bitcoin spot markets. The Pricing Benchmark is designed to track the performance of bitcoin in U.S. dollars. In seeking to achieve its investment objective, the Trust holds bitcoin and the Trust’s Administrator values the Trust’s Shares daily based on the Pricing Benchmark. Prior to August 27, 2026, the Trust used the CME CF Bitcoin Reference Rate – New York Variant (the “Prior Pricing Benchmark”). On August 20, 2026, the Sponsor entered into a licensing agreement between the Sponsor and the Pricing Benchmark Provider relating to the use of the Pricing Benchmark and on August 27, 2026, the Trust began valuing its Shares and calculating its net asset value by reference to the Pricing Benchmark. Accordingly, the change in pricing benchmark provider had no material impact on the Trust’s net asset value, the fair value measurement of the Trust’s bitcoin, or the Trust’s results of operations, and does not represent a change in accounting principle. The change was applied prospectively from the date the successor benchmark became effective.

ARK Investment Management LLC (the “Sub-Adviser”) is the sub-adviser of the Trust and provides assistance in the marketing of the Shares. See Note 11 for the announced termination of the marketing and sub-advisory agreement and the intended changes to the Trust’s name and trading symbol. The Trust’s Shares are neither interests in nor obligations of the Sponsor, the Sub-Adviser, or the Trustee.

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

The statements of assets and liabilities and schedules of investment on September 30, 2026, and the statements of operations, and changes in net assets for the three and nine months ended September 30, 2026 and 2025, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three and nine months ended September 30, 2026 and 2025, and for all interim periods presented have been included. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

The following tables present information about the Trust’s assets measured at fair value as of September 30, 2026 (Unaudited) and December 31, 2025:

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2026 (Unaudited)
Assets
Investment in bitcoin	$2,889,089	$2,889,089	$–	$–

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Assets
Investment in bitcoin	$3,305,394	$3,305,394	$–	$–

The cost basis of the investment in bitcoin recorded by the Trust for financial reporting purposes is the fair value of bitcoin at the time of purchase. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Investment Transactions

The Trust considers investment transactions to be the receipt of bitcoin for Share creations and the delivery of bitcoin for Share redemptions or for payment of expenses in bitcoin. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments and the net change in unrealized appreciation or depreciation on Sponsor Fee payable. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including redemption of Shares, settling obligations for the Sponsor Fee and the in-kind liabilities paid in connection to the Sponsor Fee in bitcoin.

 Calculation of NAV and NAV per Share

On each day other than when the Exchange is closed for regular trading (a “Business Day”), as soon as practicable after 4:00 p.m. ET, the NAV of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the value of the bitcoin and other assets held by the Trust based on the Pricing Benchmark price. The Administrator computes the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

Federal Income Taxes

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. Each beneficial owner of Shares will be treated as directly owning its pro rata share of the Trust’s assets and will be treated as if it directly received a pro rata portion of the Trust’s income, gain, losses and deductions. If the Trust sells bitcoin (for example, to pay fees or expenses), such a sale is a taxable event to shareholders of the Trust (“Shareholders”). Upon a Shareholder’s sale of its Shares, the Shareholder will be treated as having sold the pro rata share of the bitcoin held in the Trust at the time of the sale and recognizes a gain or loss on such sale.

The Sponsor has reviewed the tax positions as of September 30, 2026, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

3. Fair Value of bitcoin

The following represents the changes in quantity and the fair value of bitcoin during the nine months ended September 30, 2026 (Unaudited) and 2025 (Unaudited):

(Amounts in thousands, except quantity of bitcoin)	Quantity of bitcoin	Fair Value
Beginning balance as of January 1, 2026	37,769.3458	$3,305,394
Bitcoin purchased for cash contributions	30,136.2499	2,233,353
Bitcoin received as in-kind contributions	1,252.0157	89,541
Bitcoin sold for cash redemptions	(32,609.8517)	(2,418,634)
Bitcoin distributed for in-kind redemptions	(1,913.9082)	(129,332)
Bitcoin sold to pay expenses	(55.4309)	(4,033)
Net realized loss on investment in bitcoin sold to pay Sponsor Fee	–	(655)
Net realized loss on investment in bitcoin distributed for cash redemptions	–	(418,109)
Net realized gain on investment in bitcoin distributed for in-kind redemptions	–	28,331
Net change in unrealized appreciation on investment in bitcoin	–	203,233
Ending balance as of September 30, 2026	34,578.4206	$2,889,089

(Amounts in thousands, except quantity of bitcoin)	Quantity of bitcoin	Fair Value
Beginning balance as of January 1, 2025	46,607.1028	$4,352,648
Bitcoin purchased for cash contributions	48,089.8886	4,859,001
Bitcoin received as in-kind contributions	–	–
Bitcoin sold for cash redemptions	(50,091.8832)	(5,046,028)
Bitcoin distributed for in-kind redemptions	–	–
Bitcoin sold to pay expenses	(77.0000)	(7,926)
Net realized gain on investment in bitcoin sold to pay Sponsor Fee	–	1,795
Net realized gain on investment in bitcoin distributed for cash redemptions	–	1,117,653
Net realized gain on investment in bitcoin distributed for in-kind redemptions	–	–
Net change in unrealized depreciation on investment in bitcoin	–	(184,085)
Ending balance as of September 30, 2025	44,528.1082	$5,093,058

The following represents the changes in quantity and the fair value of bitcoin during the three months ended September 30, 2026 (Unaudited) and 2025 (Unaudited):

(Amounts in thousands, except quantity of bitcoin)	Quantity of bitcoin	Fair Value
Beginning balance as of July 1, 2026	32,178.2280	$1,889,314
Bitcoin purchased for cash contributions	11,392.7290	852,220
Bitcoin received as in-kind contributions	828.9703	56,753
Bitcoin sold for cash redemptions	(8,957.0512)	(655,775)
Bitcoin distributed for in-kind redemptions	(845.6246)	(53,764)
Bitcoin sold to pay expenses	(18.8309)	(1,402)
Net realized loss on investment in bitcoin sold to pay Sponsor Fee	–	(108)
Net realized loss on investment in bitcoin distributed for cash redemptions	–	(85,410)
Net realized gain on investment in bitcoin distributed for in-kind redemptions	–	9,717
Net change in unrealized appreciation on investment in bitcoin	–	877,544
Ending balance as of September 30, 2026	34,578.4206	$2,889,089

(Amounts in thousands, except quantity of bitcoin)	Quantity of bitcoin	Fair Value
Beginning balance as of July 1, 2025	46,722.8267	$5,034,561
Bitcoin purchased for cash contributions	13,824.6378	1,569,376
Bitcoin received as in-kind contributions	–	–
Bitcoin sold for cash redemptions	(15,994.3563)	(1,828,444)
Bitcoin distributed for in-kind redemptions	–	–
Bitcoin sold to pay expenses	(25.0000)	(2,875)
Net realized gain on investment in bitcoin sold to pay Sponsor Fee	–	666
Net realized gain on investment in bitcoin distributed for cash redemptions	–	456,495
Net realized gain on investment in bitcoin distributed for in-kind redemptions	-	-
Net change in unrealized depreciation on investment in bitcoin	–	(136,721)
Ending balance as of September 30, 2025	44,528.1082	$5,093,058

4. Trust Expenses

The Trust pays the unitary Sponsor Fee of 0.21% of the Trust’s NAV (the “Sponsor Fee”). The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement.

The Sponsor Fee accrues daily and is payable in bitcoin at least quarterly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying an annualized rate to the Trust’s NAV, and the amount of bitcoin payable in respect of each daily accrual is determined by reference to the Pricing Benchmark. The Trust incurred Sponsor Fees for the three months ended September 30, 2026 and 2025 of $1,293,499 and $2,772,599, respectively. The Trust incurred Sponsor Fees for the nine months ended September 30, 2026 and 2025 of $4,050,227 and $7,583,835, respectively. The accrued liability at September 30, 2026 and December 31, 2025 was $50,462 and $71,364, respectively.

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

The Sponsor will not, however, assume certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders, any indemnification of the Custodians, Administrator or other agents, service providers or counter-parties of the Trust, the fees and expenses related to the initial listing of Shares on the Exchange, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). Of the Sponsor-paid Expenses, ordinary course legal fees and expenses shall be subject to a cap of $100,000 per annum. In the Sponsor’s sole discretion, all or any portion of a Sponsor-paid Expense may be re-designated as an Additional Trust Expense, if among other reasons, the Sponsor determines that a Sponsor-paid Expense is an extraordinary, non-recurring expense of the Trust. The Trust shall not be responsible for paying any fees or expenses associated with the transfer of bitcoin as needed to pay the Sponsor Fee or Additional Trust Expenses.

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

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Activity in Capital Shares:
Shares issued	36,860,000	41,605,000	94,620,000	144,640,000
Shares redeemed	(29,565,000)	(48,135,000)	(104,065,000)	(150,670,000)
Net Change in Capital Shares	7,295,000	(6,530,000)	(9,445,000)	(6,030,000)

(Amounts in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Activity in Capital Shares Transactions:
Contributions for Shares issued	$908,973	$1,569,425	$2,322,894	$4,859,069
Distributions for Shares redeemed	(709,539)	(1,828,519)	(2,547,966)	(5,046,202)
Net Change in Capital Transactions	$199,434	$(259,094)	$(225,072)	$(187,133)

Bitcoin purchased payable represents the quantity of bitcoin purchased for the creation of Shares where the bitcoin has not yet settled. Generally, bitcoin is transferred within two Business Days of the trade date.

(Amounts in thousands)	September 30, 2026	December 31, 2025
(Unaudited)
Bitcoin purchased payable	$–	$–

Bitcoin sold receivable represents the quantity of bitcoin sold for the redemption of Shares where the bitcoin has not yet been settled. Generally, bitcoin is transferred within two Business Days of the trade date.

(Amounts in thousands)	September 30, 2026	December 31, 2025
	(Unaudited)
Bitcoin sold receivable	$–	$76,534

6. Related Parties

The Sponsor is a related party to the Trust. The Trust’s operations are supported by its Sponsor, who is in turn supported by its parent company and affiliated companies and external service providers.

As of September 30, 2026 and December 31, 2025, the Sponsor owned zero Shares of the Trust.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

For the nine months ended September 30, 2026, the Trust engaged in digital asset trading activity with FalconX Bravo, a registered swap dealer and a subsidiary of FalconX, which became an affiliated entity in November 2025, consisting of purchases in the amount of $43,895,574 and sales of $18,077,588.

For the three months ended September 30, 2026, the Trust engaged in digital asset trading activity with FalconX Bravo, consisting of purchases in the amount of $10,613,077 and sales of $7,098,826.

7. Financial Highlights

Per Share Performance (for a Share outstanding throughout the periods presented)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net asset value per Share, beginning of period	$19.47	$35.81	$29.06	$31.07 #
Net investment income (loss) (1)	(0.01)	(0.02)	(0.04)	(0.09)
Net realized and change in unrealized gain(loss) (2)	8.24	2.21	(1.32)	7.02
Net change in net assets from operations	8.23	2.19	(1.36)	6.93
Net asset value per Share, end of period	$27.70	$38.00	$27.70	$38.00 #

Total return, at net asset value(3)	42.27%	6.12%	(4.68)%	22.30%

Ratio to average net assets(4)
Net investment income (loss)	(0.21)%	(0.21)%	(0.21)%	(0.21)%
Gross expenses	0.21%	0.21%	0.21%	0.21%
Net expenses	0.21%	0.21%	0.21%	0.21%

#	On June 13, 2025, the Share Split occurred. Historical Shares outstanding and NAV per Share have been adjusted to reflect the Share Split on a retroactive basis.
(1)	Calculated using average Shares outstanding method.
(2)	The amount shown for a Share outstanding throughout the period may not agree with the change in the aggregate gains and losses for such period because of the timing of sales and repurchases of the Trust’s Shares in relation to fluctuating market value for the Trust.
(3)	Total return is calculated based on the change in the value during the period and is not annualized. An individual Shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Trust.
(4)	Annualized.

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

11. Subsequent Events

The Trust has evaluated all subsequent events and transactions for potential recognition or disclosure through the issuance of the financial statements and has noted no events requiring adjustment or additional disclosure in the financial statements, other than those noted below.

On October 16, 2026, the Sponsor provided notice to the Sub-Adviser of the termination, effective December 22, 2026, of the marketing and sub-advisory agreement between the Sponsor and the Sub-Adviser. In connection with the termination, the Sponsor intends to change the name of the Trust to “21Shares Bitcoin ETF” and its trading symbol on the Exchange to “TBIT” on December 15, 2026.

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

The Trust’s investment objective is to seek to track the performance of bitcoin, as measured by the performance of the Pricing Benchmark, as adjusted for the Trust’s expenses and other liabilities. FTSE International Limited is the Pricing Benchmark Provider. The Pricing Benchmark is designed to track the performance of bitcoin in U.S. dollars. In seeking to achieve its investment objective, the Trust holds bitcoin and the Administrator values the Shares daily based on the Pricing Benchmark. The Sponsor does not actively manage the bitcoin held by the Trust. Prior to August 27, 2026, the Trust used the Prior Pricing Benchmark. On August 20, 2026, the Sponsor entered into a licensing agreement between the Sponsor and the Pricing Benchmark Provider relating to the use of the Pricing Benchmark and on August 27, 2026, the Trust began valuing its Shares and calculating its net asset value by reference to the Pricing Benchmark. Accordingly, the change in pricing benchmark provider had no material impact on the Trust's net asset value, the fair value measurement of the Trust's bitcoin, or the Trust's results of operations, and does not represent a change in accounting principle. The change was applied prospectively from the date the successor benchmark became effective.

The Trust issues Shares only in Creation Baskets of 5,000 or multiples thereof. Creation Baskets are issued and redeemed in exchange for cash or in-kind in bitcoin. Individual Shares will not be redeemed by the Trust but are listed and traded on the Exchange under the ticker symbol “ARKB.” The Trust issues Shares in Creation Baskets on a continuous basis at the applicable NAV per Share on the creation order date.

The Trust pays the unitary Sponsor Fee of 0.21% of the Trust’s NAV (the “Sponsor Fee”). The Sponsor agreed to waive the entire Sponsor Fee for (i) a nine-month period which commenced on January 11, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $1 billion of Trust assets, whichever came first. The Trust assets exceeded $1 billion in February 2024, at which time the waiver period ended. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor Fee accrues daily and is payable in bitcoin at least quarterly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying an annualized rate to the Trust’s NAV, and the amount of bitcoin payable in respect of each daily accrual is determined by reference to the Pricing Benchmark.

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

Results of Operations (Amounts in thousands, except price and quantity of bitcoin and Shares outstanding)

As of September 30, 2026, the Trust had a net closing balance of 34,578.4206 bitcoins with a value of $2,895,110, based on the Pricing Benchmark Price of $83,725.93 on September 30, 2026 (FTSE Bitcoin Index, non-GAAP methodology). As of September 30, 2026, the total market value of the Trust’s bitcoin was $2,889,089, based on the price of a bitcoin in the principal market of $83,551.79 on September 30, 2026.

For the Three Months Ended September 30, 2026

The Trust’s Principal Market NAV increased from $1,889,240 on June 30, 2026 to $2,889,039 on September 30, 2026, a 52.92% increase. The increase in the Trust’s Principal Market NAV resulted primarily from an increase in the price of bitcoin, which rose 42.30% from $58,714.04 on June 30, 2026 to $83,551.79 on September 30, 2026. The increase in the Trust’s Principal Market NAV was further amplified by a net increase in outstanding Shares, which rose from 97,015,000 Shares on June 30, 2026 to 104,310,000 Shares on September 30, 2026, a result of 36,860,000 Shares being created and 29,565,000 Shares being redeemed during the period.

Net increase in net assets resulting from operations for the three months ended September 30, 2026 was $800,365, resulting from a net change in unrealized appreciation on investment in bitcoin of $877,544 and a net realized gain of $9,717 on bitcoin distributed for in-kind redemptions, partially offset by a net realized loss of $(85,410) from bitcoin sold and distributed for the cash redemption of Shares, a net realized loss of $(108) from bitcoin sold to pay the Sponsor Fee, a net realized loss of $(76) on in-kind liabilities paid, a net change in unrealized loss on Sponsor Fee payable of $(9), and a net investment loss of $(1,293). The Sponsor Fee of $1,293 was the Trust’s only expense during the quarter.

For the Three Months Ended September 30, 2025

The Trust’s Principal Market NAV increased from $5,034,361 on June 30, 2025 to $5,092,934 on September 30, 2025, a 1.16% increase. The increase in the Trust’s Principal Market NAV resulted primarily from an increase in the price of bitcoin, which rose 6.15% from $107,753.77 on June 30, 2025 to $114,378.49 on September 30, 2025. The increase in the Trust’s Principal Market NAV was partially offset by a net decrease in outstanding Shares, which fell from 140,570,000 Shares on June 30, 2025 to 134,040,000 Shares on September 30, 2025, a result of 41,605,000 Shares being created and 48,135,000 Shares being redeemed during the period.

Net increase in net assets resulting from operations for the three months ended September 30, 2025 was $317,667, resulting from a net realized gain of $456,495 from bitcoin sold and distributed for the cash redemption of Shares and a net realized gain of $666 from bitcoin sold to pay the Sponsor Fee, partially offset by a net change in unrealized depreciation on investment in bitcoin of $(136,721) and a net investment loss of $(2,773). The Sponsor Fee of $2,773 was the Trust’s only expense during the quarter.

For the Nine Months Ended September 30, 2026

The Trust’s Principal Market NAV decreased from $3,305,323 on December 31, 2025 to $2,889,039 on September 30, 2026, a 12.59% decrease. The decrease in the Trust’s Principal Market NAV resulted primarily from a decrease in the price of bitcoin, which fell 4.53% from $87,515.28 on December 31, 2025 to $83,551.79 on September 30, 2026. The decrease in the Trust’s Principal Market NAV was further amplified by a net decrease in outstanding Shares, which fell from 113,755,000 Shares on December 31, 2025 to 104,310,000 Shares on September 30, 2026, a result of 94,620,000 Shares being created and 104,065,000 Shares being redeemed during the period.

Net decrease in net assets resulting from operations for the nine months ended September 30, 2026 was $191,212, resulting from a net change in unrealized appreciation on investment in bitcoin of $203,233, a net realized gain of $28,331 on bitcoin distributed for in-kind redemptions, a net realized gain of $42 on in-kind liabilities paid, and a net change in unrealized loss on Sponsor Fee payable of $(4), offset by a net realized loss of $(418,109) from bitcoin sold and distributed for the cash redemption of Shares, a net realized loss of $(655) from bitcoin sold to pay the Sponsor Fee, and a net investment loss of $(4,050). The Sponsor Fee of $4,050 was the Trust’s only expense during the period.

For the Nine Months Ended September 30, 2025

The Trust’s Principal Market NAV increased from $4,352,288 on December 31, 2024 to $5,092,934 on September 30, 2025, a 17.02% increase. The increase in the Trust’s Principal Market NAV resulted primarily from an increase in the price of bitcoin, which rose 22.47% from $93,390.22 on December 31, 2024 to $114,378.49 on September 30, 2025. The increase in the Trust’s Principal Market NAV was partially offset by a net decrease in outstanding Shares, which fell from 140,070,000 Shares on December 31, 2024 to 134,040,000 Shares on September 30, 2025, a result of 144,640,000 Shares being created and 150,670,000 Shares being redeemed during the period.

Net increase in net assets resulting from operations for the nine months ended September 30, 2025 was $927,779, resulting from a net realized gain of $1,117,653 from bitcoin sold and distributed for the cash redemption of Shares and a net realized gain of $1,795 from bitcoin sold to pay the Sponsor Fee, partially offset by a net change in unrealized depreciation on investment in bitcoin of $(184,085) and a net investment loss of $(7,584). The Sponsor Fee of $7,584 was the Trust’s only expense during the period.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Trust’s only ordinary recurring expense is the Sponsor Fee. The Sponsor agreed to waive the entire Sponsor Fee for (i) a nine-month period which commenced on January 11, 2024 (the day the Trust’s Shares were initially listed on the Exchange), or (ii) the first $1 billion of Trust assets, whichever came first. The Trust assets exceeded $1 billion in February 2024, at which time the waiver period ended. In exchange for the Sponsor Fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Trust, including but not limited to the following: fees charged by the Sub-Adviser, Administrator, the Custodians, the Transfer Agent and the Trustee, the Marketing Fee, the Exchange’s listing fees, typical maintenance and transaction fees of the Depository Trust Company (“DTC”), U.S. Securities and Exchange Commission (“SEC”) registration fees, printing and mailing costs, website fees, tax reporting fees, audit fees, license fees and expenses, up to $100,000 per annum in ordinary legal fees and expenses. The Sponsor bears expenses in connection with the Trust’s organization and initial offering costs.

The Sponsor is not required to pay Additional Trust Expenses, including certain extraordinary or non-recurring expenses described in Note 4 to the financial statements. The Trust will be responsible for such expenses to the extent incurred and not voluntarily assumed by the Sponsor. As described in Note 4, the Sponsor may, in its sole discretion, redesignate all or a portion of a Sponsor-paid Expense as an Additional Trust Expense, including if the Sponsor determines that the expense is extraordinary and non-recurring. The Sponsor Fee is payable in bitcoin, and the Sponsor directs a Custodian to transfer bitcoin to the Sponsor to satisfy the accrued fee. The Trust may sell bitcoin as needed to pay other expenses for which it is responsible.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of September 30, 2026, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of the Trust’s Annual Report on Form 10-K for the period ended December 31, 2025, filed with the SEC on March 2, 2026 or under ‘Part II, Item 1A. Risk Factors’ of the Trust’s subsequent Quarterly Reports on Form 10-Q filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Baskets held by Authorized Participants, the Trust redeemed 5,913 Creation Baskets (comprising 29,565,000 Shares) during the quarter ended September 30, 2026. The following table summarizes the redemptions of Shares by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share	Maximum number of Shares that may yet be purchased
July 1, 2026 – July 31, 2026	6,475,000	$20.70	N/A
August 1, 2026 – August 31, 2026	8,015,000	$23.64	N/A
September 1, 2026 – September 30, 2026	15,075,000	$25.61	N/A

Market Information

The Shares are listed on the Exchange under the symbol “ARKB” and have been listed since January 11, 2024.

Holders

As of September 30, 2026, there was approximately one DTC participating Shareholder of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of Shareholders, we are unable to estimate the total number of Shareholders represented by these record holders.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) for the quarter ended September 30, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(2)	Trust Agreement of ARK 21Shares Bitcoin ETF.
3.2(3)	Amended and Restated Trust Agreement.
3.3(4)	Second Amended and Restated Trust Agreement.
3.4(2)	Certificate of Trust.
10.1(4) †	Benchmark Licensing Agreement, dated as of August 20, 2026, between the Sponsor and FTSE International Limited.
10.2(4)	Amendment No. 1 to the Sponsor Agreement, dated as of August 26, 2026, between the Trust and the Sponsor.
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed herewith.

(2)	Incorporated by reference to the Trust’s Amendment No. 4 to Registration Statement on Form S-1, filed on December 18, 2023.

(3)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by the Registrant on May 8, 2026.

(4)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on August 26, 2026.

†	Certain portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K because the omitted information is (i) not material and (ii) the registrant customarily and actually treats that information as private or confidential. The registrant agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARK 21Shares Bitcoin ETF (Registrant)

By: 21Shares US LLC, its Sponsor

By:	/s/ Russell Barlow
Russell Barlow
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2026

By:	/s/ Duncan Moir
Duncan Moir
President (Principal Financial Officer and Principal Accounting Officer)

Date: November 6, 2026